Form 10-Q
period 1993-12-31
NATIONAL CONVENIENCE STORES INC /DE/
filed 1994-02-14
CIK 314662

- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                              -------------------
                                   FORM 10-Q
                              -------------------

            X      Quarterly Report Pursuant to Section 13 or 15 (d) of
          -----    the Securities Exchange Act of 1934

                   For the quarterly period ended December 31, 1993

                                       OR

          ----- Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the transition period from           to
                                                  ----------  ----------

                         Commission File Number 1-7936

                    NATIONAL CONVENIENCE STORES INCORPORATED
             (Exact name of registrant as specified in its charter)

                     Delaware                                   74-1361734
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                     Identification No.)

         100 Waugh Drive, Houston, Texas                          77007
    (Address of principal executive offices)                   (Zip Code)

                                  (713) 863-2200
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X   No
                                    ---    ---

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes X   No
                                    ---    ---

At February 1, 1994, the number of shares of Common Stock outstanding was 6,000,006.
- --------------------------------------------------------------------------------

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


                                                                                                        PAGE
                                                                                                        ----
PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements:

           Consolidated Statements of Earnings
            Three Months Ended December 31, 1993 and 1992   . . . . . . . . . . . . . . . . . .          3
            Six Months Ended December 31, 1993 and 1992   . . . . . . . . . . . . . . . . . . .          4

           Consolidated Balance Sheets
            December 31, 1993 and June 30, 1993 . . . . . . . . . . . . . . . . . . . . . . . .          5

           Consolidated Statements of Cash Flows
            Six Months Ended December 31, 1993 and 1992   . . . . . . . . . . . . . . . . . . .          6

           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .          7

  ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .         16

PART II.  OTHER INFORMATION

  ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         26

  ITEM 4.  Submission of Matters to a Vote of Security-Holders  . . . . . . . . . . . . . . . .         28

  ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .         29

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         30

                         PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (unaudited)
                (Amounts in thousands, except per share amount)


                                                                   Reorganized Company   |     Predecessor Company
                                                                   -------------------   |     -------------------
                                                                   Three Months Ended    |      Three Months Ended
                                                                    December 31, 1993    |       December 31, 1992
                                                                   -------------------   |      ------------------
                                                                                         |
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 213,722         |          $ 215,956
                                                                                         |
Costs and Expenses:                                                                      |
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . .            157,734         |            161,002
  Operating expenses  . . . . . . . . . . . . . . . . . . . .             42,116         |             40,710
  General and administrative expenses . . . . . . . . . . . .              9,012         |              7,153
  Interest expense  . . . . . . . . . . . . . . . . . . . . .              2,391         |                583
                                                                       ---------         |          ---------
                                                                         211,253         |            209,448
                                                                       ---------         |          ---------
                                                                                         |
                                                                                         |
Earnings Before Reorganization Expenses                                                  |
  and Income Taxes  . . . . . . . . . . . . . . . . . . . . .              2,469         |              6,508
                                                                                         |
Reorganization Expenses, net  . . . . . . . . . . . . . . . .                  -         |              3,910
                                                                       ---------         |          ---------
                                                                                         |
Earnings Before Income Taxes  . . . . . . . . . . . . . . . .              2,469         |              2,598
                                                                                         |
Income Tax Expense  . . . . . . . . . . . . . . . . . . . . .                941         |                 49
                                                                       ---------         |          ---------
                                                                                         |
Net Earnings  . . . . . . . . . . . . . . . . . . . . . . . .          $   1,528         |          $   2,549
                                                                       =========         |          =========
                                                                                         |
Earnings Per Share  . . . . . . . . . . . . . . . . . . . . .          $    0.24         |
                                                                       =========         |
                                                                                         |
Weighted Average Common and Common                                                       |
  Equivalent Shares Outstanding . . . . . . . . . . . . . . .              6,848         |
                                                                       =========         |


                See Notes to Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (unaudited)
                (Amounts in thousands, except per share amount)



                                                                   Reorganized Company    |    Predecessor Company
                                                                   -------------------    |    -------------------
                                                                     Six Months Ended     |      Six Months Ended
                                                                    December 31, 1993     |     December 31, 1992
                                                                   -------------------    |    -------------------
                                                                                          |
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 448,002         |          $ 450,039
                                                                                          |
Costs and Expenses:                                                                       |
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . .             329,153         |            333,236
  Operating expenses  . . . . . . . . . . . . . . . . . . . .              85,107         |             82,477
  General and administrative expenses . . . . . . . . . . . .              18,741         |             15,815
  Interest expense  . . . . . . . . . . . . . . . . . . . . .               4,859         |              1,148
                                                                        ---------         |          ---------
                                                                          437,860         |            432,676
                                                                        ---------         |          ---------
                                                                                          |
                                                                                          |
Earnings Before Reorganization Expenses                                                   |
  and Income Taxes  . . . . . . . . . . . . . . . . . . . . .              10,142         |             17,363
                                                                                          |
Reorganization Expenses, net  . . . . . . . . . . . . . . . .                   -         |              6,244
                                                                        ---------         |          ---------
                                                                                          |
Earnings Before Income Taxes  . . . . . . . . . . . . . . . .              10,142         |             11,119
                                                                                          |
Income Tax Expense  . . . . . . . . . . . . . . . . . . . . .               3,899         |                 99
                                                                        ---------         |          ---------
                                                                                          |
Net Earnings  . . . . . . . . . . . . . . . . . . . . . . . .           $   6,243         |          $  11,020
                                                                        =========         |          =========
                                                                                          |
Earnings Per Share  . . . . . . . . . . . . . . . . . . . . .           $    0.94         |
                                                                        =========         |
                                                                                          |
Weighted Average Common and Common                                                        |
  Equivalent Shares Outstanding . . . . . . . . . . . . . . .               6,852         |
                                                                        =========         |



                See Notes to Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)




                                                                                    December 31, 1993         June 30, 1993
                                                                                    -----------------         -------------
                                                                                       (unaudited)
ASSETS
Current Assets:
  Cash and equivalents, $6,650 and $6,254 reserved  . . . . . . . . . . . . . . . .      $ 47,169                $ 46,032
  Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,984                   4,474
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        38,453                  37,308
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,396                   2,697
                                                                                         --------                --------
       Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .        93,002                  90,511

Property and Equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       153,142                 156,528
Reorganization Value in Excess of Amounts Allocable to
  Identifiable Assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        35,370                  39,587
Deferred Tax Asset, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,026                   6,065
Other Assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,287                   5,737
                                                                                         --------                --------
                                                                                         $292,827                $298,428
                                                                                         ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . . .      $ 64,409                $ 68,395
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        11,636                  10,373
                                                                                         --------                --------
       Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .        76,045                  78,768

Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       123,372                 131,559
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,905                  20,839

Commitments and Contingent Liabilities  . . . . . . . . . . . . . . . . . . . . . .             -                       -

Stockholders' Equity:
  Common Stock, par value $.01 per share; 50,000,000 shares
   authorized; 6,000,006 and 6,000,000 shares issued and
   outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            60                      60
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .        62,813                  62,813
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,632                   4,389
                                                                                         --------                --------
       Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . .        73,505                  67,262
                                                                                         --------                --------
                                                                                         $292,827                $298,428
                                                                                         ========                ========





                See Notes to Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                ($ in thousands)

                                                                            Reorganized Company   |   Predecessor Company
                                                                            -------------------   |   -------------------
                                                                             Six Months Ended     |     Six Months Ended
                                                                             December 31, 1993    |     December 31, 1992
                                                                            ------------------    |    ------------------
                                                                                                  |
Cash flows from operating activities:                                                             |
  Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 6,243          |         $ 11,020
  Adjustments to reconcile net earnings to net cash                                               |
    provided by operating activities:                                                             |
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . .          8,597          |            8,260
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .          3,570          |                -
  Changes in operating assets and liabilities, net                                                |
   of sales of stores:                                                                            |
     (Increase) decrease in accounts and notes                                                    |
      receivable and prepaid expenses . . . . . . . . . . . . . . . . . .           (215)         |            2,317
     (Increase) decrease in inventories . . . . . . . . . . . . . . . . .         (1,145)         |           (2,265)
     Increase (decrease) in accounts payable and                                                  |
      accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . .         (3,522)         |            3,843
     Increase in income taxes . . . . . . . . . . . . . . . . . . . . . .             75          |              121
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -          |              144
                                                                                 -------          |         --------
        Net cash provided by operating                                                            |
            activities  . . . . . . . . . . . . . . . . . . . . . . . . .         13,603          |           23,440
                                                                                 -------          |         --------
                                                                                                  |
Cash flows from investing activities:                                                             |
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .         (6,043)         |           (2,183)
  Proceeds from sale of assets  . . . . . . . . . . . . . . . . . . . . .          2,123          |            6,565
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,084)         |             (624)
                                                                                 -------          |         --------
        Net cash provided by (used in) investing                                                  |
            activities  . . . . . . . . . . . . . . . . . . . . . . . . .         (5,004)         |            3,758
                                                                                 -------          |         --------
                                                                                                  |
Cash flows from financing activities:                                                             |
  Principal payments on long-term debt  . . . . . . . . . . . . . . . . .         (7,226)         |                -
  Debt issue costs  . . . . . . . . . . . . . . . . . . . . . . . . . . .              -          |             (162)
  Cash settlement of liabilities subject to                                                       |
   compromise . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (236)         |                -
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -          |                -
                                                                                 -------          |         --------
        Net cash used in financing activities . . . . . . . . . . . . . .         (7,462)         |             (162)
                                                                                 -------          |         --------
                                                                                                  |
                                                                                                  |
Net increase in cash and cash equivalents . . . . . . . . . . . . . . . .          1,137          |           27,036
Cash and cash equivalents - beginning of period . . . . . . . . . . . . .         46,032          |           32,724
                                                                                 -------          |         --------
                          - end of period . . . . . . . . . . . . . . . .        $47,169          |         $ 59,760
                                                                                 =======          |         ========

                See Notes to Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of National Convenience Stores Incorporated and its wholly- owned subsidiaries (the "Company") with all significant intercompany accounts and transactions eliminated in consolidation. The financial information presented for the interim periods is unaudited and the interim period operating results are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts in prior years have been reclassified to conform to the current year's presentation.

As more fully described in Notes 2 and 3 below, on February 25, 1993 a court order was entered confirming the Company's Revised Fourth Amended and Restated Joint Plan of Reorganization (the "Plan of Reorganization") by the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). As a result, the Company adopted the recommended "fresh-start reporting" treatment for entities emerging from Chapter 11 bankruptcy reorganization, as set forth in American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", ("SOP 90-7"). For accounting purposes, the inception date for the reorganized company was deemed to be March 1, 1993. Therefore, since March 1, 1993, the Company's consolidated financial statements have been prepared as if it is a new reporting entity (the reorganized company); the term "predecessor company" relates to the Company for all periods prior to March 1, 1993. Consequently, a vertical black line has been placed to separate post-emergence operations from those prior to March 1, 1993. Accordingly, the Consolidated Statements of Earnings for the three and six months ended December 31, 1993 of the reorganized company are not comparable to those for the three and six months ended December 31, 1992 of the predecessor company nor are the Cash Flows for the six months ended December 31, 1993 of the reorganized company comparable with those for the six months ended December 31, 1992 of the predecessor company.

In connection with the adoption of SOP 90-7, the Company was also required to adopt the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") as of March 1, 1993 (see Note 5).

Significant Accounting Policies - Reference is made to the Notes to Consolidated Financial Statements appearing in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

Earnings per share for the predecessor company are not presented since such disclosure is not meaningful as a result of the confirmation of the Plan of Reorganization.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




2.  Bankruptcy Reorganization

Chapter 11 Bankruptcy Filing - On December 9, 1991 (the "Petition Date"), the Company and substantially all of its wholly-owned active subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the Bankruptcy Court. Subsequent to the Petition Date, the Company operated its business as a debtor-in-possession under the supervision of the Bankruptcy Court. As of the Petition Date, actions to collect pre-petition indebtedness were stayed and other contractual obligations could not be enforced against the Company. In addition, under the Bankruptcy Code, the Company could reject leases and executory contracts. Parties affected by these rejections could file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the Petition Date were subject to settlement under a plan of reorganization to be voted upon by the creditors and approved by the Bankruptcy Court.

Plan of Reorganization - As a result of extensive negotiations held in December 1992, the Company reached a compromise agreement with representatives of all of its major creditor constituencies, as well as two of the predecessor company's largest common stockholders. This compromise agreement was then incorporated into and became the Plan of Reorganization. Subsequently, on January 6, 1993, a supplemental disclosure statement, along with a ballot, was sent to all members of each class of creditors and equity interest holders entitled to vote for acceptance or rejection of the Plan of Reorganization. As of February 16, 1993, all such classes of creditors and equity interest holders entitled to vote had accepted the Plan of Reorganization by the requisite number. Consequently, on February 24, 1993, the Bankruptcy Court commenced a hearing that resulted in the entering of a court order confirming the Plan of Reorganization on February 25, 1993. The Plan of Reorganization subsequently became effective March 9, 1993 (the "Effective Date").

The Plan of Reorganization was designed to repay all priority creditors in full on the Effective Date or thereafter as provided in the Plan of Reorganization and to repay secured creditors in full over time with interest. Allowed unsecured claims totalling approximately $137.5 million were cancelled in exchange for $9.3 million of cash, $1.0 million of new indebtedness and 5.91 million shares of newly issued Common Stock, par value $.01 per share, of the reorganized company. All existing $14.375 Convertible Exchangeable Preferred Stock, Series E (the "Series E Preferred Stock") and existing common stock of the predecessor company were exchanged for an aggregate distribution of 90,000 shares of the newly issued Common Stock of the reorganized company. Consequently, a total of 6.0 million shares of newly issued Common Stock of the reorganized company were issued under the Plan of Reorganization. In addition, warrants to purchase up to an additional aggregate 1.35 million shares of newly issued Common Stock at $17.75 per share were distributed to the holders of the predecessor company's two publicly-held

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


subordinated debenture series, the Series E Preferred Stock and the old common stock. All alleged seniority rights arising under the indentures relating to the publicly-held subordinated debentures were deemed satisfied and cancelled
as of the Effective Date.   In addition, the Plan of Reorganization authorized
the issuance of stock options to purchase up to 900,000 shares of Common Stock of the reorganized company to certain key employees and directors at $10.50 per share.

3.  Fresh-Start Reporting

In accounting for the effects of the reorganization, the Company adopted the fresh-start reporting provisions of SOP 90-7 and has reflected the effects of such adoption in all financial statements covering periods subsequent to March 1, 1993. SOP 90-7 was applicable because the pre- reorganization shareholders received less than 50% of the reorganized company's newly issued Common Stock and the enterprise value of the assets of the reorganized company was less than the total of all pre-petition allowed claims and post-petition liabilities.

In adopting fresh-start reporting, the Company, with the assistance of its financial advisors, was required to determine its enterprise value, which represents the fair market value of the entity before considering liabilities. After extensive negotiations between the Company and its various creditor constituencies, the Company's enterprise value was determined to be within a group of ranges that centered around a point estimate of $210.0 million. The enterprise value of the Company was determined by consideration of several factors and reliance on various valuation methods, including discounted future cash flows, market comparables and price/earnings ratios. All of the valuations depended in large part upon the Company's projected future operating results and cash flows; such projections included assumptions as to anticipated sales and margins, marketing plans, operating expense levels and capital expenditure programs.

The adjustments to reflect the adoption of fresh-start reporting, including the adjustments to record assets and liabilities at their fair market values and to reflect the adoption of SFAS 109, were all recorded as of March 1, 1993. In addition, the reorganized company's opening balance sheet was further adjusted to eliminate existing equity and to reflect the aforementioned $210.0 million enterprise value, which included the establishment of Reorganization Value in Excess of Amounts Allocable to Identifiable Assets ("Excess Reorganization Value"). Accordingly, a vertical black line is shown in the consolidated financial statements to separate post-emergence operations from those prior to March 1, 1993, since they have not been prepared on a comparable basis.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following interim unaudited Consolidated Pro Forma Statement of Earnings reflects the financial results of the Company as if the Plan of Reorganization and change in accounting principle had been effective July 1, 1992 (amounts in thousands, except per share amount):

                                                                   Three Months Ended December 31, 1992
                                                            --------------------------------------------------
                                                             As Reported         Adjustments        Pro Forma
                                                            -------------       -------------      -----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . .      $ 215,956          $      -            $ 215,956

Costs and Expenses:
  Cost of sales . . . . . . . . . . . . . . . . . . . .        161,002                 -              161,002
  Operating expenses  . . . . . . . . . . . . . . . . .         40,710               285   (a)         40,995
  General and administrative expenses . . . . . . . . .          7,153             1,000   (b)          8,153
  Interest expense  . . . . . . . . . . . . . . . . . .            583             2,156   (c)          2,739
                                                             ---------          --------            ---------
                                                               209,448             3,441              212,889
                                                             ---------          --------            ---------

Earnings (Loss) and Income Taxes  . . . . . . . . . . .          6,508            (3,441)               3,067

Reorganization Expenses, net  . . . . . . . . . . . . .          3,910            (3,910)  (c)              -
                                                             ---------          --------            ---------

Earnings (Loss) Before Income Taxes . . . . . . . . . .          2,598               469                3,067

Income Tax Expense  . . . . . . . . . . . . . . . . . .             49             1,191   (d)          1,240
                                                             ---------          --------            ---------

Net Earnings (Loss) . . . . . . . . . . . . . . . . . .      $   2,549          $   (722)           $   1,827
                                                             =========          ========            =========

Earnings Per Share (e)  . . . . . . . . . . . . . . . .                                             $    0.28
                                                                                                    =========


(a)   To record amortization of Excess Reorganization Value.
(b) To record employee benefit expenses for programs resumed or implemented after June 30, 1993.
(c) To record interest expense on debt incurred in connection with the Plan of Reorganization and to eliminate Reorganization Expenses.
(d)   To record income tax expense pursuant to the adoption of SFAS 109.
(e) Earnings Per Share is calculated based on Net Earnings, as adjusted to reflect decreased interest expense, net of tax, assuming conversion of stock options.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following interim unaudited Consolidated Pro Forma Statement of Earnings reflects the financial results of the Company as if the Plan of Reorganization and change in accounting principle had been effective July 1, 1992 (amounts in thousands, except per share amount):

                                                                    Six Months Ended December 31, 1992
                                                            ---------------------------------------------------
                                                             As Reported          Adjustments        Pro Forma
                                                            -------------       --------------     ------------
Sales . . . . . . . . . . . . . . . . . . . . . . .           $450,039          $      -            $ 450,039

Costs and Expenses:
  Cost of sales . . . . . . . . . . . . . . . . . .            333,236                 -              333,236
  Operating expenses  . . . . . . . . . . . . . . .             82,477               687   (a)         83,164
  General and administrative expenses . . . . . . .             15,815             2,000   (b)         17,815
  Interest expense  . . . . . . . . . . . . . . . .              1,148             4,373   (c)          5,521
                                                              --------          --------            ---------
                                                               432,676             7,060              439,736
                                                              --------          --------            ---------

Earnings (Loss) and Income Taxes  . . . . . . . . .             17,363            (7,060)              10,303

Reorganization Expenses, net  . . . . . . . . . . .              6,244            (6,244)  (c)              -
                                                              --------          --------            ---------

Earnings (Loss) Before Income Taxes . . . . . . . .             11,119              (816)              10,303

Income Tax Expense  . . . . . . . . . . . . . . . .                 99             3,967   (d)          4,066
                                                              --------          --------            ---------

Net Earnings (Loss) . . . . . . . . . . . . . . . .           $ 11,020          $ (4,783)           $   6,237
                                                              ========          ========            =========

Earnings Per Share (e)  . . . . . . . . . . . . . .                                                 $    0.94
                                                                                                    =========


(a)   To record amortization of Excess Reorganization Value.
(b) To record employee benefit expenses for programs resumed or implemented after June 30, 1993.
(c) To record interest expense on debt incurred in connection with the Plan of Reorganization and to eliminate Reorganization Expenses.
(d)   To record income tax expense pursuant to the adoption of SFAS 109.
(e) Earnings Per Share is calculated based on Net Earnings, as adjusted to reflect decreased interest expense, net of tax, assuming conversion of stock options.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Supplemental Disclosures to Consolidated Statements of Cash Flows

"Net cash provided by operating activities" includes the following cash payments and receipts ($ in thousands):



                                                       Reorganized Company   |   Predecessor Company
                                                       -------------------   |   -------------------
                                                         Six Months Ended    |     Six Months Ended
                                                        December 31, 1993    |    December 31, 1992
                                                       -------------------   |   -------------------
                                                                             |
Cash paid (received) for:                                                    |
  Post-petition interest  . . . . . . . . . .              $   5,470         |         $ 138
  Post-petition interest income . . . . . . .                   (511)        |             -
  Income taxes  . . . . . . . . . . . . . . .                    315         |            56
  Income tax refunds  . . . . . . . . . . . .                    (60)        |          (103)
  Reorganization items:                                                      |
    Professional fees . . . . . . . . . . . .                  2,016         |         2,131
    Interest income . . . . . . . . . . . . .                      -         |          (469)
    Other . . . . . . . . . . . . . . . . . .                      -         |           255


Non-cash investing and financing activities of the Company were composed of certain of the Company's insurance carriers exercising their right to draw down on outstanding pre-petition irrevocable letters of credit in the amounts of $990,950 and $100,700 during the six months ended December 31, 1993 and 1992, respectively.

5.  Income Taxes

In connection with the adoption of fresh-start reporting, the Company adopted
SFAS 109, as of March 1, 1993.   Income tax expense for the six months ended
December 31, 1993 is recorded at the expected annual effective rate of 38.4% based on current federal and state statutory rates, after giving effect to the non-deductibility of the amortization of Excess Reorganization Value. For the six months ended December 31, 1992, income tax expense was recognized pursuant to Statement of Financial Accounting Standards No. 96 and consists solely of state income taxes.

Under the liability method specified by SFAS 109, the deferred tax liability is determined based on the difference between the financial reporting and tax bases of assets and liabilities and enacted tax rates which will be in effect for the years in which the differences are expected to reverse. In the Company's case, the deferred tax liability is more than fully offset by a deferred tax asset representing the tax- effected cumulative net operating loss carryforwards, tax credit carryforwards, and deductible temporary differences, subject to applicable limits and an asset valuation allowance.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company provided a valuation allowance of $15.0 million against deferred tax assets recorded as of June 30, 1993. During the period from June 30, 1993 to December 31, 1993 the valuation allowance decreased by $3.9 million. The valuation allowance was reduced as a consequence of the earnings generated by the Company since June 30, 1993, indicating an increased probability of realizing deferred tax assets in the future. The remaining valuation allowance is deemed appropriate by management in view of the expiration dates of the net operating losses and tax credits and the uncertainty created by tax and economic policy proposals being considered by the federal government. The decrease in the valuation allowance was recorded as a reduction of the Excess Reorganization Value. If the full value of deferred tax assets is realized in future years, Excess Reorganization Value will be further reduced.

On March 15, 1993, the Company filed its federal income tax return for the year ended June 30, 1992, which reflected net operating loss carryforwards of $87.7 million plus tax credit carryforwards of $6.9 million. The net operating losses expire in varying amounts in fiscal years 2003 to 2007 and the tax credits expire in fiscal years 2000 to 2008. The benefit of these losses is reduced substantially if there is an ownership change in the Company's stock as defined in Section 382 of the Internal Revenue Code. Such an ownership change is defined as occurring when, during any three year period, the Company's 5% stockholders (as defined in the Internal Revenue Code) increase their ownership of the Company's stock by more than 50 percentage points. The Plan of Reorganization resulted in an ownership change since substantially all of the new stock was issued to the creditors of the Company. However, since the ownership change occurred pursuant to a Chapter 11 proceeding and because more than 50% of the new stock was issued to qualifying creditors and shareholders, the Company presently intends to take advantage of certain favorable rules contained in Section 382(l)(5).

After an ownership change, Section 382(l)(5) requires a reduction in the amount of net operating loss carryforwards and other tax attributes. As of December 31, 1993, the net operating loss carryforward is estimated to have been reduced to $42.2 million as a result of the adjustments required by Section 382(l)(5), as well as the application of the losses to reduce taxable income generated after June 30, 1992. Section 382(l)(5) will also require the Company to reduce the tax basis of its depreciable assets by approximately $40 million. The Company expects to be able to use the remaining net operating losses, tax credits and other tax attributes to offset future income taxes, subject to applicable limits. However, should a second ownership change occur within two years of the first ownership change, all of the remaining pre-confirmation net operating losses and other tax attributes would be eliminated. Consequently, the Plan of Reorganization provided for the Company's Restated Certificate of Incorporation dated March 9, 1993 to contain restrictions through June 30, 1996 on the transfer of stock by the reorganized company's 5% stockholders.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  Debt

Long-term debt consisted of the following as of the respective dates ($ in thousands):

                                                                     December 31, 1993          June 30, 1993
                                                                     -----------------          -------------
   Term Loan, due 2000  . . . . . . . . . . . . . . . . . . .             $ 63,635                 $ 67,957
   Revolving credit agreement . . . . . . . . . . . . . . . .                    -                        -
   Letter of credit agreement, due 2000 . . . . . . . . . . .                4,039                    3,988
   Mortgage notes on real estate, due 2003  . . . . . . . . .               60,639                   62,271
   Other notes payable, due through 2000  . . . . . . . . . .                6,695                    7,716
                                                                          --------                 --------
                                                                           135,008                  141,932

      Less amounts due within one year  . . . . . . . . . . .               11,636                   10,373
                                                                          --------                 --------
                                                                          $123,372                 $131,559
                                                                          ========                 ========



Revolving Credit Agreement - The Revolving Credit Agreement provides for the borrowing and/or issuance of letters of credit in the aggregate of up to $8.0 million, increasing to $11.0 million during the period from November 1 through May 1 of each year. The Revolving Credit Agreement requires that, during each fiscal year, the Company pay off all outstanding cash borrowings thereunder for a period of 30 consecutive days. The Company had no outstanding borrowings during the six months ended December 31, 1993 and has therefore satisfied this requirement for fiscal 1994. Letter of credit issuances cannot exceed $8.0 million and cash borrowings are limited to the commitment limit less letters of credit outstanding. At December 31, 1993, $6.4 million letters of credit were issued and outstanding. Cash borrowings under the Revolving Credit Agreement bear interest at 1% above the prime rate of the Lender. Any remaining outstanding principal balance becomes due and payable on September 30, 1995.


7.  Asset Divestiture

On July 10, 1992, the Company consummated the sale of 21 operating convenience stores together with related inventories and equipment located in and around the San Francisco Bay Area to The Customer Company and its affiliated California general partnership for $3.1 million. The Bankruptcy Court had previously approved the sale of such properties on July 1, 1992. Pursuant to the Company's then existing Post-Petition Credit Agreement, the proceeds were held in escrow pending completion of the Chapter 11 bankruptcy reorganization. Upon

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


confirmation of the Plan of Reorganization, the proceeds were used to pay down the Company's bank debt. The resultant loss was previously provided for in a restructuring charge recorded in December 1991.


8.  Asset Acquisition/Divestiture

On February 11, 1994, the Company announced an agreement in principle whereby it would acquire 88 convenience stores in the Houston and Dallas- Fort Worth, Texas areas from The Circle K Corporation and The Circle K Corporation would acquire 80 of the Company's convenience stores located in the Atlanta, Georgia and Southern California areas. The transaction is subject to negotiation and execution of a definitive agreement and approval by the Boards of both companies and the appropriate regulatory bodies. The Company anticipates that the transaction will be consummated in late March 1994.

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Key balance sheet figures and ratios are presented in the table below (all amounts, excluding ratios, are in millions):



                                                        December 31, 1993            June 30, 1993
                                                        -----------------            -------------
                                                           (unaudited)
Cash (a).........................................             $  47.2                     $ 46.0

Current assets...................................             $  93.0                     $ 90.5

Current liabilities..............................             $  76.0                     $ 78.8

Current ratio....................................                1.22                       1.15
Inventory turn ratios (annualized):
  Merchandise....................................                11.0                       11.7
  Gasoline.......................................                53.1                       50.3
Long-term debt...................................             $ 123.4                     $131.6

Stockholders' equity.............................             $  73.5                     $ 67.3

Debt/Equity ratio................................                1.68                       1.96
Common shares outstanding........................                 6.0                        6.0


_____________________
(a) Includes $6.7 million and $6.3 million that has been reserved at the Company's option related to the remittance of tax and lottery collections as of December 31, 1993 and June 30, 1993, respectively.



Liquidity - The Company's Revised Fourth Amended and Restated Joint Plan of Reorganization (the "Plan of Reorganization") was predicated on the assumption that the Company would fund its daily working capital requirements through its operations and the cash balances it retained upon emergence from Chapter 11 bankruptcy reorganization. Because substantially all of the Company's sales are for cash and total inventories are converted to cash approximately once a month, the Company considers its cash flows adequate to satisfy its daily working capital requirements. However, in order to further enhance its liquidity, on March 9, 1993, the Company entered into a Revolving Credit Agreement with NationsBank of Texas, N.A. which provides for the borrowing and/or issuance of letters of credit in the aggregate of up to $8.0 million, increasing to $11.0 million during the period from November 1 through May 1 of each year. The Revolving Credit Agreement requires that, during each fiscal year, the Company pay off all outstanding cash borrowings thereunder for a period of 30 consecutive days. The Company had no outstanding borrowings during the six months ended December 31, 1993 and has therefore satisfied this requirement for fiscal 1994. Letter of credit issuances cannot exceed $8.0 million and cash borrowings are limited to the commitment limit less letters of credit outstanding. The facility terminates on September 30, 1995. At December 31, 1993, no borrowings were outstanding under this facility; the Company had, however, issued letters of credit totalling $6.4 million.

Operating earnings before interest, income taxes, depreciation, amortization, reorganization items and other non-recurring items ("EBITDA") amounted to $23,598,000, or $5,478 per store per month in the first half of fiscal 1994, compared to $26,771,000 or $6,046 per store per month in the same period of fiscal 1993. The decrease in EBITDA is due principally to the Company resuming contributions to its employee benefit plans effective July 1, 1993. Cash flows from operating activities totalled $13.6 million and $23.4 million for the six months ended December 31, 1993 and 1992, respectively. The decrease from the prior year is due to the decrease in EBITDA, coupled with temporary changes in other working capital balances.

The Company has historically maintained a portfolio of surplus and excess real estate properties in anticipation of expansion. During the period of Chapter 11 bankruptcy reorganization, the Company eliminated its new store development program and began selling parcels of surplus real estate. In addition, in July 1992 the Company sold its 21 operating convenience stores together with related inventories and equipment located in and around the San Francisco Bay area for $3.1 million. Net proceeds from these sales were used to partially fund the Company's cash requirements upon emerging from Chapter 11 bankruptcy reorganization. During the six months ending December 31, 1993, the Company sold eleven additional parcels of surplus real estate for $1.6 million, net of closing costs, as well as equipment and other assets for an additional $559,000. Net proceeds from such sales, and any sales in the future, are generally required to be applied against mortgage or long- term bank debt. The Company anticipates entering into additional real estate sales. As of December 31, 1993, an additional 57 parcels of surplus real estate were held by the Company.

Capital Resources - The Company incurred $6.0 million of capital expenditures through December 31, 1993 compared to $2.2 million in the same period of fiscal 1993. During the first half of fiscal 1994, the major portion of such expenditures consisted of $2.2 million of new gasoline dispensing equipment and installation of underground piping required to comply with environmental laws (the "Stage II Vapor Recovery Equipment") and $2.0 million of equipment replacement and store improvements, along with $.9 million for additional security equipment.

In addition to amounts spent on Stage II Vapor Recovery Equipment, the Company spent $839,000 in the first six months of fiscal 1994 on environmental remediation activities compared to $397,000 in the same period of fiscal 1993. The majority of such expenditures related to the clean-up of contaminated soil caused by leaking underground gasoline storage tanks and underground piping systems. During the Company's Chapter 11 bankruptcy reorganization, the Company attempted to identify all sites where it was likely to be liable for any required environmental clean up as well as those sites where the Company could potentially be held liable for such clean-up. In connection with these analyses, the Company provided a reserve for environmental remediation and tank removal costs. At December 31, 1993, the unused reserve amounted to $17.3 million.

The Company's long-term bank debt agreements contain limits on the amount of capital expenditures and environmental remediation expenses the Company can incur. For fiscal 1994 the limit is equal to $17.3 million, plus any excess cash flow, as defined, up to an aggregate of $19.0 million. The Company anticipates it will incur at or near the maximum amount of expenditures allowed by the long-term bank debt agreements, with $7.1 million being dedicated to the required purchase and installation of additional Stage II Vapor Recovery Equipment and other capital expenditures required by environmental regulations. An additional $2.6 million has been dedicated to environmental remediation activities. Discretionary capital expenditures will be directed primarily at store remodels, eatery installations, new store construction and equipment replacement.

Under the terms of certain of the Company's long-term debt instruments, the Company cannot pay cash dividends on its Common Stock or purchase any treasury stock.

On March 15, 1993, the Company filed its Federal income tax return for the year ended June 30, 1992, which reflected net operating loss carryforwards of $87.7 million plus tax credit carryforwards of $6.9 million. The net operating losses expire in varying amounts in fiscal years 2003 to 2007 and the tax credits expire in fiscal years 2000 to 2008. The benefit of these losses is reduced substantially if there is an ownership change in the Company's stock as defined in Section 382 of the Internal Revenue Code. Such an ownership change is defined as occurring when, during any three year period, the Company's 5% stockholders (as defined in the Internal Revenue Code) increase their ownership in the Company's stock by more than 50 percentage points. The Plan of Reorganization resulted in an ownership change since substantially all of the new stock was issued to the creditors of the Company. However, since the ownership change occurred pursuant to a Chapter 11 proceeding and because more than 50% of the new stock was issued to qualifying creditors and shareholders, the Company presently intends to take advantage of certain favorable rules contained in Section 382(l)(5).

After an ownership change, Section 382(l)(5) requires a reduction in the amount of net operating loss carryforwards and other tax attributes. As of December 31, 1993, the net operating loss carryforward is estimated to have been reduced to $42.2 million as a result of the adjustments required by Section 382(l)(5), as well as the application of the losses to reduce taxable income generated after June 30, 1992. Section 382(l)(5) will also require the Company to reduce the tax basis of its depreciable assets by approximately $40 million. The Company expects to be able to use the remaining net operating losses, tax credits and other tax attributes to offset future income taxes, subject to applicable limits. However, should a second ownership change occur within two years of the first ownership change, all of the remaining pre-confirmation net operating losses and other tax attributes would be eliminated. Consequently, the Plan of Reorganization provided for the Company's Restated Certificate of Incorporation dated March

9, 1993 to contain restrictions through June 30, 1996 on the transfer of stock by the reorganized company's 5% stockholders.

Asset Acquisition/Divestiture - On February 11, 1994, the Company announced an agreement in principle whereby it would acquire 88 convenience stores in the Houston and Dallas-Fort Worth, Texas areas from The Circle K Corporation and The Circle K Corporation would acquire 80 of the Company's convenience stores located in the Atlanta, Georgia and Southern California areas. The transaction is subject to negotiation and execution of a definitive agreement and approval by the Boards of both companies and the appropriate regulatory bodies. The Company anticipates that the transaction will be consummated in late March 1994.

Risks and Uncertainties - During the year ended June 30, 1993 (the most recent annual period for which such data is kept), the sale of gasoline products comprised 42% of total sales whereas the sale of tobacco products comprised 15% and alcoholic beverages comprised 14%. Under the Clinton Administration numerous proposals have been made recently that would result in increased excise taxes on alcoholic beverages and tobacco products. Several of these proposals have sought substantial increases on state and federal excise tax, as well as additional state taxes on tobacco products in particular. While the Company cannot predict whether the remaining tax proposals will become law, similar previous tax increases on such products have generally had a negative impact on the sales and profits of the Company.

In addition, world gasoline markets have historically been subject to periods of sudden extreme volatility as a result of changing supply and demand conditions for crude oil and gasoline. The Company's liquidity and gross profits could be adversely affected in the future should such conditions return, and such adverse effects could be significant.

The Clinton Administration and many members of the Congress have proposed a variety of approaches to change existing health care programs. Due to the labor intensive nature of the convenience store business, any proposal which increases the Company's labor costs could have a significant effect on the results of operations of the Company. At this time the Company is unable to predict the outcome of any of these proposals.

Results of Operations

In connection with the confirmation of the Plan of Reorganization, the Company adopted "fresh-start reporting" in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" effective March 1, 1993. Accordingly, since March 1, 1993, the Company's financial statements have been prepared as if it is a new reporting entity. As a result of adopting fresh-start reporting, the financial information for the six months ended December 31, 1993 is not prepared on a comparable basis to the information for the six months ended December 31, 1992. However, the Company believes the impact of the fresh-start reporting adjustments, while material, are identifiable and therefore the following discussion provides comparisons between the two reporting periods.

THREE MONTHS ENDED DECEMBER 31, 1993 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1992:

Sales and Gross Profits - The following table sets forth selected information regarding the results of the Company's operations during the second quarter of fiscal 1994 and 1993:

                                                   Reorganized Company     |     Predecessor Company
                                                   -------------------     |     -------------------
                                                      Three Months         |        Three Months
                                                         Ended             |            Ended
                                                   December 31, 1993       |     December 31, 1992
                                                   ------------------      |     -------------------
                                                                           |
Merchandise sales (millions)  . . . . . . . . .        $     123.1         |        $     123.2
Merchandise gross profit margin . . . . . . . .               34.4%        |               34.6%
                                                                           |
Merchandise gross profit (millions) . . . . . .        $      42.3         |        $      42.7
                                                                           |
Gasoline sales (millions) . . . . . . . . . . .        $      90.6         |        $      92.7
Gasoline gross profit margin  . . . . . . . . .               15.1%        |               13.3%
Gasoline gross profit (millions)  . . . . . . .        $      13.7         |        $      12.3
                                                                           |
Total sales (millions)  . . . . . . . . . . . .        $     213.7         |        $     215.9
Average gross profit margin . . . . . . . . . .               26.2%        |               25.5%
Total gross profit (millions) . . . . . . . . .        $      56.0         |        $      55.0
                                                                           |
Average number of stores  . . . . . . . . . . .                717         |                723
                                                                           |
Average sales per store (thousands):                                       |
   Merchandise  . . . . . . . . . . . . . . . .        $     171.7         |        $     170.4
   Gasoline . . . . . . . . . . . . . . . . . .              126.4         |              128.2
                                                       -----------         |        -----------
     Total  . . . . . . . . . . . . . . . . . .        $     298.1         |        $     298.6
                                                                           |
Gasoline gallons sold (millions)  . . . . . . .               91.1         |               87.4
Average gasoline gallons sold per gas                                      |
 store (thousands)  . . . . . . . . . . . . . .              146.9         |              140.5


Merchandise sales totalled $123.1 million for the three months ended December 31, 1993, as compared to $123.2 million for the same period last year. There was a 1% decrease in the average number of stores from the prior year due to the Company's bankruptcy strategy of closing marginal stores as quickly as possible. The decrease in sales associated with the closed stores was offset primarily by increased lottery commission revenues. Gross profits decreased $400,000 in the second quarter of fiscal 1994 as compared to the same period last year because of reduced merchandise gross profit margins primarily attributable to the value pricing promotion on fountain drinks. Merchandise gross profit margins decreased .2 percentage points from 34.6% in the second quarter of fiscal 1993 to 34.4% in the second quarter of fiscal 1994.

Gasoline sales decreased $2.1 million during the second quarter of fiscal 1994 as compared with the same quarter of the previous year due primarily to a 6% decrease in the average retail selling price of gasoline partially offset by a 4% increase in
gasoline sales volumes.   The gasoline sales volume increase resulted primarily
from the Company's continued emphasis on volume growth strategy. Volumes on a same-store sales basis increased 6% from the same period last year. Gasoline gross profits increased $1.4 million in the second quarter of fiscal 1994 as compared to the same period of 1993, primarily due to a reduction in the cost of gasoline in the wholesale market that was not fully matched at the retail pricing level, combined with higher gasoline sales volumes and stable retail pricing policies. Gasoline gross profit margins on a volume basis averaged
15.0 cents per gallon for the second quarter of fiscal 1994 as compared with
14.0 cents per gallon for the same period of the prior year.

An analysis of merchandise sales, gasoline sales and gasoline sales volumes follows (in millions):

                                                       Reorganized Company    |    Predecessor Company
                                                       -------------------    |    -------------------
                                                          Three Months        |        Three Months
                                                              Ended           |            Ended
                                                        December 31, 1993     |     December 31, 1992
                                                       -------------------    |    -------------------
                                                                              |
Merchandise Sales:                                                            |
  Same-stores (a) . . . . . . . . . . . . .                $     122.9        |        $     121.9
  New stores  . . . . . . . . . . . . . . .                          -        |                  -
  Stores closed or sold . . . . . . . . . .                         .2        |                1.3
                                                           -----------        |        -----------
                                                           $     123.1        |        $     123.2
                                                           ===========        |        ===========
                                                                              |
Gasoline Sales:                                                               |
  Same-stores (a) . . . . . . . . . . . . .                $      90.5        |        $      91.1
  New stores  . . . . . . . . . . . . . . .                          -        |                  -
  Stores closed or sold . . . . . . . . . .                         .1        |                1.6
                                                           -----------        |        -----------
                                                           $      90.6        |        $      92.7
                                                           ===========        |        ===========
                                                                              |
Gasoline Gallons:                                                             |
  Same-stores (a) . . . . . . . . . . . . .                       91.0        |               85.8
  New stores  . . . . . . . . . . . . . . .                          -        |                  -
  Stores closed or sold . . . . . . . . . .                         .1        |                1.6
                                                           -----------        |        -----------
                                                                  91.1        |               87.4
                                                           ===========        |        ===========


(a) Represents the 715 stores which opened prior to July 1, 1992, and continued to operate through December 31, 1993.


Recent Sales Trends - The Company has experienced higher than normal gasoline margins in the first six months of fiscal 1994 as compared to the prior year. Historically, seasonal trends have shown a decline in gasoline margins in the third quarter below levels achieved in the first and second quarters. In addition, based on current gasoline trends, the Company expects the gasoline margins in the third quarter of fiscal 1994 to be lower than those of the same period in fiscal 1993.

Operating Expenses - Operating expenses increased $1.4 million, 3%, in the second quarter of fiscal 1994 as compared with the same period of fiscal 1993, primarily due to increases in utilities, repairs and maintenance and insurance. The increase in utilities is attributable to rate increases for electricity, garbage and telephone services in the Company's key Texas market areas. The increase in repairs and maintenance is the result of prior years' maintenance activities being scaled down to only those activities considered as essential during the bankruptcy. Insurance expense increased primarily due to increases brought about by changes in the terms and provisions of existing insurance policies. These increases were partially offset by a decrease in advertising expense during the second quarter of fiscal 1994.

General and Administrative Expenses - General and administrative expenses for the quarter ended December 31, 1993, increased $1.9 million, 26%, from the comparable period in 1992, primarily due to the commencement of a $1.0 million per quarter accrual for the enhancement of employee benefits effective July 1, 1993, coupled with $285,000 of amortization of Excess Reorganization Value.

Interest Expense - Interest expense increased $1.8 million in the second quarter of fiscal 1994 as compared to the same period of the prior year primarily due to the resumption of interest accruals on all indebtedness upon emergence from Chapter 11 bankruptcy reorganization. Prior to the Effective Date, the Company recorded interest expense only for those pre-petition debt instruments which were fully secured, and for all debtor-in-possession financing.

Reorganization Expenses - Reorganization expenses include those costs and income items which were incurred by the Company solely as a result of operating under Chapter 11 of the Bankruptcy Code. During the quarter ended December 31, 1992 the Company incurred $3.9 million of such costs which were primarily for professional fees the Company is required to pay to attorneys, accountants and investment bankers involved in the Chapter 11 proceeding.

Pro Forma Results of Operations - Management of the Company has made pro forma calculations of second quarter operating results based on the assumption that the Plan of Reorganization had become effective on July 1, 1992. Such calculations resulted in pro forma unaudited net earnings of $1.8 million, $.28 per share, for the three months ended December 31, 1992. (See "Item 1 - Financial Statements, Note 3 of the Notes to Consolidated Financial Statements").

SIX MONTHS ENDED DECEMBER 31, 1993 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1992:

Sales and Gross Profits - The following table sets forth selected information regarding the results of the Company's operations during the first six months of fiscal 1994 and 1993:

                                                           Reorganized Company   |    Predecessor Company
                                                           -------------------   |    -------------------
                                                                Six Months       |        Six Months
                                                                  Ended          |           Ended
                                                            December 31, 1993    |     December 31, 1992
                                                           -------------------   |    -------------------
                                                                                 |
Merchandise sales (millions)  . . . . . . . .                 $     262.4        |        $     258.1
Merchandise gross profit margin . . . . . . .                        34.5%       |               35.4%
Merchandise gross profit (millions) . . . . .                 $      90.5        |        $      91.4
                                                                                 |
Gasoline sales (millions) . . . . . . . . . .                 $     185.6        |        $     191.9
Gasoline gross profit margin  . . . . . . . .                        15.3%       |               13.2%
Gasoline gross profit (millions)  . . . . . .                 $      28.4        |        $      25.4
                                                                                 |
Total sales (millions)  . . . . . . . . . . .                 $     448.0        |        $     450.0
Average gross profit margin . . . . . . . . .                        26.5%       |               26.0%
Total gross profit (millions) . . . . . . . .                 $     118.9        |        $     116.8
                                                                                 |
Average number of stores  . . . . . . . . . .                         718        |                738
                                                                                 |
Average sales per store (thousands):                                             |
   Merchandise  . . . . . . . . . . . . . . .                 $     365.5        |        $     349.7
   Gasoline . . . . . . . . . . . . . . . . . .                     258.5        |              260.0
                                                              -----------        |        -----------
     Total  . . . . . . . . . . . . . . . . . .               $     624.0        |        $     609.7
                                                                                 |
Gasoline gallons sold (millions)  . . . . . . .                     183.9        |              177.6
Average gasoline gallons sold per gas                                            |
 store (thousands)  . . . . . . . . . . . . . .                     296.1        |              281.9


Merchandise sales increased $4.3 million, 2%, in the six months ended December 31, 1993, as compared with the same period last year primarily due to a 3% increase in same-store merchandise sales. The average number of stores decreased 3% from the prior year due to the Company's bankruptcy strategy of closing marginal stores as quickly as possible and selling operations in cities where the Company had minimal market presence. The increase in same-store merchandise sales is attributed to hot, dry weather conditions in the Company's key Texas markets during the first quarter of fiscal 1994, as well as to value pricing promotions on fountain drinks, select premium beers and cigarettes. In addition, the Company experienced strong lottery commission revenues. Nevertheless, gross profits decreased $.9 million in the first six months of fiscal 1994 as compared to the same period last year because of reduced merchandise margins which contributed $2.4 million to the decrease in gross profits and were partially offset by a $1.5 million increase attributable to the sales increase. Merchandise gross profit margins decreased .9 percentage points from 35.4% in the first six months of fiscal 1993 to 34.5% in the first half of fiscal 1994. The decrease in the gross profit margin was primarily attributable to the aforementioned price promotions.

Gasoline sales decreased $6.3 million during the first six months of fiscal 1994 as compared with the same period of the previous year due primarily to a 7% decrease in the average retail selling price of gasoline partially offset by
a 4% increase in gasoline sales volumes.   The gasoline sales volume increase
resulted primarily from the Company's continued emphasis on volume growth strategy. Volumes on a same-store sales basis increased 6% from the same period last year. Gasoline gross profits increased $3.0 million in the first six months of fiscal 1994 as compared to the same period of 1993, primarily due to the reduction in the cost of gasoline in the wholesale market not fully matched at the retail pricing level, combined with higher gasoline sales volumes and stable retail pricing policies. Gasoline gross profit margins on a volume basis averaged 15.4 cents per gallon for the first six months of fiscal 1994 as compared with 14.3 cents per gallon for the same period of the prior year.

An analysis of merchandise sales, gasoline sales and gasoline sales volumes follows (in millions):

                                                     Reorganized Company   |   Predecessor Company
                                                     -------------------   |   -------------------
                                                         Six Months        |       Six Months
                                                            Ended          |          Ended
                                                      December 31, 1993    |    December 31, 1992
                                                     -------------------   |   -------------------
                                                                           |
Merchandise Sales:                                                         |
  Same-stores (a) . . . . . . . . . . . . .             $     261.6        |       $     253.6
  New stores  . . . . . . . . . . . . . . .                       -        |                 -
  Stores closed or sold . . . . . . . . . .                      .8        |               4.5
                                                       ------------        |       -----------
                                                       $      262.4        |       $     258.1
                                                       ============        |       ===========
                                                                           |
Gasoline Sales:                                                            |
  Same-stores (a) . . . . . . . . . . . . .            $      185.4        |       $     186.9
  New stores  . . . . . . . . . . . . . . .                       -        |                 -
  Stores closed or sold . . . . . . . . . .                      .2        |               5.0
                                                       ------------        |       -----------
                                                       $      185.6        |       $     191.9
                                                       ============        |       ===========
                                                                           |
Gasoline Gallons:                                                          |
  Same-stores (a) . . . . . . . . . . . . .                   183.7        |             172.6
  New stores  . . . . . . . . . . . . . . .                       -        |                 -
  Stores closed or sold . . . . . . . . . .                      .2        |               5.0
                                                       ------------        |       -----------
                                                              183.9        |             177.6
                                                       ============        |       ===========

(a) Represents the 715 stores which opened prior to July 1, 1992, and continued to operate through December 31, 1993.


Recent Sales Trends - The Company has experienced higher than normal gas margins in the first six months of fiscal 1994 as compared to the prior year. Historically, seasonal trends have shown a decline in gasoline margins in the third quarter below levels achieved in the first and second quarters. In addition, based on current gasoline trends, the Company expects the gasoline margins in the third quarter of fiscal 1994 to be lower than those of the same period in fiscal 1993.

Operating Expenses - Operating expenses increased $2.6 million, 3%, in the first six months of fiscal 1994 as compared with the same period of fiscal 1993, primarily due to increases in utilities, repairs and maintenance and insurance. The increase in utilities is attributable to an increase in electricity usage caused by above average temperatures in the Texas markets during the first four months of fiscal 1994 coupled with rate increases for electricity, garbage and telephone services in these same markets effective throughout the following quarter. The increase in repairs and maintenance was the result of higher maintenance costs on air conditioning, fountain and refrigeration equipment for the first quarter of fiscal 1994. In addition, the prior year's maintenance activities were scaled down to only those activities considered as essential repairs and maintenance during the bankruptcy. Insurance expenses increased primarily due to increases brought about by changes in the terms and provisions of existing insurance policies. These increases were partially offset by a decrease in advertising expense during the second quarter of fiscal 1994.

General and Administrative Expenses - General and administrative expenses for the six months ended December 31, 1993, increased $2.9 million, 19%, from the comparable period in 1992, primarily due to the commencement of a $1.0 million per quarter accrual for the enhancement of employee benefits effective July 1, 1993, coupled with $687,000 of amortization of Excess Reorganization Value. These increases were partially offset by reductions in corporate payroll costs.

Interest Expense - Interest expense increased $3.7 million in the first six months of fiscal 1994 as compared to the same period of the prior year primarily due to the resumption of interest accruals on all indebtedness upon emergence from Chapter 11 bankruptcy reorganization. Prior to the Effective Date, the Company recorded interest expense only for those pre-petition debt instruments which were fully secured, and for all debtor-in-possession financing.

Reorganization Expenses - Reorganization expenses include those costs and income items which were incurred by the Company solely as a result of operating under Chapter 11 of the Bankruptcy Code. During the six months ended December 31, 1992 the Company incurred $6.2 million of such costs which were primarily for professional fees the Company was required to pay to attorneys, accountants and investment bankers involved in the Chapter 11 proceedings.

Pro Forma Results of Operations - Management of the Company has made pro forma calculations of year-to-date operating results based on the assumption that the Plan of Reorganization had become effective on July 1, 1992. Such calculations resulted in pro forma unaudited net earnings of $6.2 million, $.94 per share, for the six months ended December 31, 1992. (See "Item 1 - Financial Statements, Note 3 of the Notes to Consolidated Financial Statements").

                          PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings


Chapter 11 Reorganization Status - The Company's Revised Fourth Amended and Restated Joint Plan of Reorganization (the "Plan of Reorganization") had been substantially consummated shortly after the effective date of March 9, 1993. The principal hearings since that time and presently scheduled on the docket of the United States Bankruptcy Court for the Southern District of Texas (Houston Division) (the "Bankruptcy Court") relate to resolving disputed proofs of claims. All creditors were required to file proofs of claim against the Company for any claims held as of December 9, 1991 (the "Petition Date"), including contingent, unliquidated, unmatured and disputed claims. However, if the schedules of liabilities filed with the Bankruptcy Court correctly listed the claim of any creditor as to amount and priority, and there was no designation on the schedules that the claim was contingent, unliquidated, unmatured or disputed, then the creditor could rely on the schedules and need not file a proof of claim. The Bankruptcy Court established June 4, 1992, as the deadline by which all proofs of claim had to be filed. Failure to file a proof of claim by the deadline resulted in the barring of the claim, and the holder of the barred claim was not treated as a creditor for purposes of voting or distribution. In instances where particular creditors were omitted from the original schedules of liabilities and did not receive notice of the earlier deadlines, the Bankruptcy Court provided for special 30-day deadlines following receipt of notice by the creditor. With respect to claims arising from the rejection of executory contracts and unexpired leases, the Bankruptcy Court established a deadline of the later of October 5, 1992 or 60 days after entry of an order approving the rejection of the contract or lease. The Bankruptcy Court also established November 3, 1992, as the deadline for filing proofs of claims for certain creditors added in supplements to the schedules of liabilities filed by the Company.

The Company is continuing to research and evaluate the proofs of claims received, to identify and remove duplicate claims and combine those proofs of claims filed on a store by store basis by the same creditor. As of February 1, 1994, 3,003 proofs of claims had been filed against the Company which had a net stated aggregate value of approximately $450.6 million for the proofs of claim specifying amounts; numerous other proofs of claim do not specify amounts. Of the total, 2,814 claims valued at $289.2 million had been settled by the Company. The remaining number of claims includes other unresolved claims, including duplicate claims filed by the same claimant, and also includes duplicate claims filed by separate parties for the same asserted liability.
The Company considers the amounts claimed in the remaining unsettled proofs of claim to be an unreliable estimate of their liability. In the opinion of management, certain of these claims assert unrealistic amounts of liability, are duplicate claims or have other defects. Consequently, as of February 1, 1994, the Company had filed objections in the Bankruptcy Court for 79 of the remaining disputed claims covering $99.0 million. Of the disputed claims

$86.9 million is the amount the Company estimates that is not covered by insurance. In addition, as of February 1, 1994, 102 claims for $57.2 million had been assigned to a special settlement procedure for personal injury claims. The Company will continue to reconcile the amount of claims as determined by the Company with the claims asserted in proofs of claims and will take appropriate steps to eliminate all duplications and other inaccuracies to ensure that only valid claims are allowed by the Bankruptcy Court. This process will continue until all claims are resolved and is expected to last for an extended period of time.

On January 10, 1994, the Bankruptcy Court approved a settlement of the Proofs of Claim of National Union Fire Insurance Company of Pittsburgh, Pennsylvania and certain related entities ("National Union"), which settlement provided for National Union to have an allowed general unsecured claim under the Plan of Reorganization in the amount of $4,019,319, for the release of $4,494,152 in Letters of Credit held by National Union and for the reissuance of Letters of Credit totalling $9,591,925 to National Union. The settlement also contemplates the payment by National Union of certain proofs of claim by claimants whose claims are covered by National Union insurance. As a result of the settlement with National Union, the amount of unresolved D-3-C claims will be substantially reduced.

The majority of outstanding disputed claims are general unsecured claims. Pursuant to the terms of the Plan of Reorganization, a total of 1,616,559 shares of Common Stock were issued to Boatmen's Trust Company as agent for the general unsecured creditors, pending allowance of their respective claims. As of February 1, 1994, Boatmen's had allocated 463,955 shares to individual unsecured creditors and had issued the appropriate share certificates. The remaining 1,152,604 shares will be allocated in the future as additional general unsecured claims are allowed and as disputed claims are resolved.

Other Litigation - George Shields, Garry Cocker, Michael W. Armstrong & Sheila
                   -----------------------------------------------------------
B. Armstrong, Joint Tenants, Michael W. Armstrong & Sheila B.  Armstrong
- ------------------------------------------------------------------------
Revocable Living Trust, Bobby J. Moon, and Jeannie M. Moon, on behalf of
- ------------------------------------------------------------------------
themselves and all others similarly situated, Plaintiffs v.  V. H. Van Horn,
- ----------------------------------------------------------------------------
Richard C. Steadman, Dunbar N. Chambers, Jr., Raymond W. Oeland, Jr. and Robert
- -------------------------------------------------------------------------------
Stobaugh, Defendants; in the 125th Judicial District Court of Harris County,
- ---------------------
Texas (the "State Court Action"). In this action, filed on February 24, 1993, the shareholder Plaintiffs are seeking class certification to assert claims by all shareholders of the Company prior to the confirmation of the Plan of Reorganization. The Plaintiffs contend, among other things, that the write-offs which were taken prior to the confirmation of the Plan of Reorganization were improper and that the Plan of Reorganization, as approved by order of the Bankruptcy Court, improperly deprived Plaintiffs of their ownership of the Company. Plaintiffs seek unspecified compensatory and punitive damages and costs of defense.

The Company, under applicable limits of Delaware law, has indemnified its officers and directors who are Defendants in this action. The Company believes that this indemnity will cover liabilities of directors, if any, associated with the lawsuit. Further, the causes of action asserted are derivative claims which, if valid, belong to the Company since the action asserted by the shareholder/Plaintiffs is an action against property of the estate. For both of these reasons, the Company may be considered a party in interest even though it is not a named party to this lawsuit. The Company filed an adversary proceeding against the shareholders/Plaintiffs styled National Convenience Stores
                                           ---------------------------
Incorporated v. George Shields and Garry Cocker, in the Bankruptcy Court,
- -----------------------------------------------
Adversary No. 93-4454 (the "Adversary Proceeding"). The Company's complaint in the Adversary Proceeding requested that the Bankruptcy Court enforce its injunction contained in the Order confirming the Plan of Reorganization since the Adversary Proceeding, as a collateral attack upon the Order of Confirmation, contradicts the Order of Confirmation. On October 29, 1993, the Bankruptcy Court entered judgment for the Company against Messrs. Shields and Cocker. The judgment enjoins Messrs. Shields and Cocker from prosecuting the State Court Action and orders Messrs. Shields and Cocker to dismiss the State Court Action. Messrs. Shields and Cocker have filed an appeal. The appeal is presently pending before the United States District Court for the Southern District of Texas.

The Company has filed a further action in Bankruptcy Court against Messrs. Shields and Cocker styled National Convenience Stores Incorporated v. Shields
                          ---------------------------------------------------
and Cocker, Adversary No. 93-4705 (the "Compensation Lawsuit") in which the
- ----------
Company seeks compensation for costs incurred as a result of the violation of the permanent injunction by the shareholder/Plaintiffs mentioned above. Messrs. Shields and Cocker have filed a motion to dismiss the Compensation Lawsuit. The Compensation Lawsuit is presently pending.

There is no other litigation pending or threatened against the Company that management believes is likely to have a material adverse effect on the financial position or the business of the Company.


ITEM 4.  Submission of Matters to a Vote of Security-Holders

The Company held its 1993 Annual Meeting of Shareholders on November 11, 1993 (the "Annual Meeting"). Pursuant to the Company's Plan of Reorganization, confirmed by order of the Bankruptcy Court, entered on February 25, 1993, and which became effective on March 9, 1993, a number of shares of Common Stock which were beneficially owned by certain of the Company's creditors were issued to Boatmen's Trust Company ("Boatmen's"), as agent for such creditors, pending determination of the number of shares properly allocable to each creditor. For the Annual Meeting, Boatmen's held 1,313,440 of such shares as agent, constituting approximately 21.9% of the outstanding Common Stock (the "Agent Shares"). Boatmen's attended the Annual Meeting by means of a limited proxy for the sole purpose of establishing a quorum; however, Boatmen's declined to vote any of the Agent Shares and, therefore, those shares were not counted in calculating the result of the votes taken at the Annual Meeting as described below.

The following proposals were submitted to a vote of shareholders through the solicitation of proxies:

(1)      Selection of two directors to serve through the 1996 Annual Meeting of
         Shareholders:

         V. H. Van Horn was approved by a vote of 3,778,364, with 26,553 withheld.

         Raymond W. Oeland, Jr. was approved by a vote of 3,779,214, with 25,703 withheld.

         In addition to the newly elected directors, the terms of office of Messrs. Steadman, Stobaugh, Chambers, Wilde, Luellen and Sosa continued after the meeting. Messrs. Luellen and Sosa were elected directors in accordance with the provisions set forth in the Plan of Reorganization.

(2) Ratification of the appointment of Deloitte & Touche as independent auditors for the Company for the fiscal year ending June 30, 1994, was made by a vote of 3,779,859 affirmative, 10,839 against and 14,219 abstaining.




ITEM 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

    See Index to Exhibits on Page 31.

b)  Reports on Form 8-K

    The Company did not file a Current Report on Form 8-K during the second quarter of fiscal 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                          NATIONAL CONVENIENCE STORES INCORPORATED
                                  (Registrant)





Date February 11, 1994                /s/ A. J. GALLERANO
                                      _______________________________________
                                      A. J. Gallerano - Senior Vice President,
                                             General Counsel and Secretary





Date February 11, 1994                /s/ BRIAN FONTANA
                                      _______________________________________
                                      Brian Fontana - Vice President - Chief
                                             Financial Officer

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES


                               INDEX TO EXHIBITS

                                                                          Page
                                                                         Number
                                                                         ------
EXHIBITS:


  *11(a)        Computation of earnings per share for the three
                months ended December 31, 1993  . . . . . . . . . . . . .    32


  *11(b)        Computation of earnings per share for the six
                months ended December 31, 1993  . . . . . . . . . . . . .    33





_____________
*Filed Herein

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE

EXHIBIT 11(a)


                                                            Three Months Ended
                                                            December 31, 1993
                                                            ------------------
                                                               (unaudited)
Primary Earnings Per Share
- --------------------------

Net Earnings  . . . . . . . . . . . . . . . . . . . . . .       $ 1,528,000
 Interest expense adjustment assuming conversion
  of stock options, net of tax  . . . . . . . . . . . . .           104,000
                                                                -----------
Net earnings applicable to common stock . . . . . . . . .       $ 1,632,000
                                                                ===========

Average Common Shares and Common Share Equivalents:
 Average shares outstanding . . . . . . . . . . . . . . .         6,000,000
 Dilutive effect of stock options . . . . . . . . . . . .           848,000
                                                                -----------
Average number of common shares and common share
  equivalents outstanding for primary
  calculation . . . . . . . . . . . . . . . . . . . . . .         6,848,000
                                                                ===========

Primary Earnings Per Common Share and
  Common Share Equivalents  . . . . . . . . . . . . . . .       $      0.24
                                                                ===========

Fully Diluted Earnings Per Share
- --------------------------------

Net Earnings  . . . . . . . . . . . . . . . . . . . . . .       $ 1,528,000
 Interest expense adjustment assuming conversion
  of stock options, net of tax  . . . . . . . . . . . . .           104,000
                                                                -----------
Net earnings applicable to common stock . . . . . . . . .       $ 1,632,000
                                                                ===========

Average Common Shares and Common Share Equivalents:
 Average shares outstanding . . . . . . . . . . . . . . .         6,000,000
 Dilutive effect of stock options . . . . . . . . . . . .           848,000
                                                                -----------
Average number of common shares and common share
  equivalents outstanding for fully diluted
  calculation . . . . . . . . . . . . . . . . . . . . . .         6,848,000
                                                                ===========

Fully Diluted Earnings Per Common Share and
  Common Share Equivalents  . . . . . . . . . . . . . . .       $      0.24
                                                                ===========


                See Notes to Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE

EXHIBIT 11(b)


                                                           Six Months Ended
                                                           December 31, 1993
                                                           -----------------
                                                               (unaudited)
Primary Earnings Per Share
- --------------------------

Net Earnings  . . . . . . . . . . . . . . . . . . . . .          $ 6,243,000
 Interest expense adjustment assuming conversion
  of stock options, net of tax  . . . . . . . . . . . .              210,000
                                                                 -----------
Net earnings applicable to common stock . . . . . . . .          $ 6,453,000
                                                                 ===========

Average Common Shares and Common Share Equivalents:
 Average shares outstanding . . . . . . . . . . . . . .            6,000,000
 Dilutive effect of stock options . . . . . . . . . . .              852,000
                                                                 -----------
Average number of common shares and common share
  equivalents outstanding for primary
  calculation . . . . . . . . . . . . . . . . . . . . .            6,852,000
                                                                 ===========

Primary Earnings Per Common Share and
  Common Share Equivalents  . . . . . . . . . . . . . .          $      0.94
                                                                 ===========

Fully Diluted Earnings Per Share
- --------------------------------

Net Earnings  . . . . . . . . . . . . . . . . . . . . .          $ 6,243,000
 Interest expense adjustment assuming conversion
  of stock options, net of tax  . . . . . . . . . . . .              210,000
                                                                 -----------
Net earnings applicable to common stock . . . . . . . .          $ 6,453,000
                                                                 ===========

Average Common Shares and Common Share Equivalents:
 Average shares outstanding . . . . . . . . . . . . . .            6,000,000
 Dilutive effect of stock options . . . . . . . . . . .              852,000
                                                                 -----------
Average number of common shares and common share
  equivalents outstanding for fully diluted
  calculation . . . . . . . . . . . . . . . . . . . . .            6,852,000
                                                                 ===========

Fully Diluted Earnings Per Common Share and
  Common Share Equivalents  . . . . . . . . . . . . . .          $      0.94
                                                                 ===========



                See Notes to Consolidated Financial Statements.