Form 10-K/A
period 1993-06-30
NATIONAL CONVENIENCE STORES INC /DE/
filed 1994-05-04
CIK 314662

- - --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                              -------------------

                                  FORM 10-K/A

                              -------------------

       X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     -----    THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the fiscal year ended June 30, 1993

                                  OR

     ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from           to
                                             ----------  ----------

                         Commission File Number 1-7936

                    NATIONAL CONVENIENCE STORES INCORPORATED
             (Exact name of registrant as specified in its charter)

                     Delaware                                   74-1361734
         (State or Other Jurisdiction of                     (I.R.S. Employer
         Incorporation or Organization)                     Identification No.)

                 100 Waugh Drive                                   77007
                 Houston, Texas                                  (Zip Code)
      (Address of Principal Executive Offices)


      Registrant's telephone number, including area code: (713) 863-2200
       Securities registered pursuant to Section 12(b) of the Act: None
         Securities registered pursuant to Section 12(g) of the Act:

                             Title of Each Class
                             -------------------
                         Common Stock, $.01 par value
                       Warrant to Purchase Common Stock

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ----

         At September 15, 1993, 6,000,006 shares of the registrant's common stock, par value $.01 per share (the "Common Stock"), were outstanding and the aggregate market value (based on the closing price quoted on the Nasdaq National Market System) of the voting stock of the Company, excluding shares held by officers and directors, was approximately $89,901,000.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes X   No
                                    ---    ---

- - --------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA


Financial Highlights(1)



                                                                                                    1993                1992
                                                                                                ------------        -------------
Sales . .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   $878,852,000        $ 958,519,000
Gasoline gallons sold  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    351,249,000          367,884,000
Same-store merchandise sales growth   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .              4%                  12%
Same-store gasoline gallons sales growth .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .              6%                  (4)%
Average sales per store   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   $  1,206,000        $   1,052,000
Average gross profit per store  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   $    312,000        $     253,000
Stores open at year end   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .            719                  778
Stores selling gasoline at year end   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .            622                  653
Net earnings (loss) .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   $ 72,678,000        $(185,438,000)
Earnings per share (since March 1, 1993) .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   $       0.66                  N/A
Earnings before interest, income taxes, depreciation, amortization,
  reorganization items and non-recurring items ("EBITDA")(2)  .  .  .  .  .  .  .  .  .  .  .   $ 49,374,000        $   9,202,000
Net earnings (loss), excluding non-recurring items(3)   .  .  .  .  .  .  .  .  .  .  .  .  .   $ 17,364,000        $ (17,332,000)



(1) As a result of emerging from Chaper 11 bankruptcy reorganization and adopting fresh-start reporting, the financial information for the year ended June 30, 1993 includes the combined results of the predecessor company and reorganized company and is not prepared on a comparable basis with the information presented for the year ended June 30, 1992. (see Notes 2 and 3 of the Notes to Consolidated Financial Statements).



(2) EBITDA is presented here to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements and should not be construed as a substitute for earnings from operations or a better indicator of liquidity than cash flow from operating activities.



(3) Non-recurring items excluded are the charge in 1992 for Restructuring and Other Special Charges and the 1993 Special Charges, Fresh-Start Adjustments and Extraordinary Gain.

National Convenience Stores Incorporated and Subsidiaries
SELECTED FINANCIAL DATA
(amounts in thousands, except per share data, store data and ratios)


                                                                                Year Ended June 30,
                                                    ----------------------------------------------------------------------
                                                        1993           1992           1991          1990           1989
                                                    ------------    ----------     ---------      ---------      ---------
For The Year (1) (2)
Operations:
      Sales   . . . . . . . . . . . . . . . . . .   $    878,852   $   958,519     $1,073,958     $1,062,183    $1,077,150
      Earnings (loss) before extraordinary
       gain (3) (4) (5) (6)   . . . . . . . . . .         11,185      (185,438)       (10,465)        (1,624)       (8,858)
      Net earnings (loss)   . . . . . . . . . . .         72,678      (185,438)       (10,465)         4,963        (8,858)

Common Stock Per Share Data: (7)
      Earnings before extraordinary gain  . . . .   $       0.66             *              *              *             *
      Net earnings  . . . . . . . . . . . . . . .           0.66             *              *              *             *
      Cash dividends  . . . . . . . . . . . . . .              -             *              *              *             *


As of the End of the Year (2)
      Total assets  . . . . . . . . . . . . . . .   $    298,428    $  268,501     $  364,329     $  398,844    $  452,289
      Current assets  . . . . . . . . . . . . . .         90,511        84,879         85,640         88,629        80,648
      Current liabilities   . . . . . . . . . . .         78,768        61,825         86,186         87,192        80,856
      Capitalization:
         Long-term debt . . . . . . . . . . . . .        131,559             -        191,633        204,916       280,473
         Liabilities subject to compromise  . . .              -       301,241              -              -             -
         Stockholders' equity (deficit) . . . . .         67,262      (115,925)        70,098         81,918        64,140
         Debt to equity ratio . . . . . . . . . .           1.96             *           2.73           2.50          4.37

For the Year(1) (2)
Store Data:
      Average sales per store   . . . . . . . . .   $  1,206,000    $1,052,000     $1,016,000     $  958,000    $  983,000
      Average gross profit per store  . . . . . .        312,000       253,000        253,000        264,000       253,000
      EBITDA per store (8)    . . . . . . . . . .         67,728        10,101         19,190         42,626        44,659
      Stores open at beginning of year  . . . . .            778           988          1,090          1,142         1,119
      Stores added  . . . . . . . . . . . . . . .              -             2              1              4            91
      Stores closed or sold   . . . . . . . . . .            (59)         (212)          (103)           (56)          (68)
                                                    ------------    ----------     ----------     ----------    ----------
      Stores open at end of year  . . . . . . . .            719           778            988          1,090         1,142
      Stores selling gasoline at end of year  . .            622           653            809            881           926



*   not meaningful.
(1) As a result of emerging from Chapter 11 bankruptcy reorganization and adopting fresh-start reporting, the selected financial data includes the combined results of the predecessor company and reorganized company for the fiscal year ended June 30, 1993, and is not prepared on a comparable basis to the information presented for 1989-1992 (see Notes 2 and 3 of the Notes to Consolidated Financial Statements).

(2) The selected financial data reflects various acquisitions and divestitures of convenience stores and related assets (see Note 6 of the Notes to Consolidated Financial Statements).


(3) The 1993 results include a $6.6 million special charge related to an increase in environmental remediation reserves and a credit of $.4 million for Fresh-Start Adjustments recorded upon the Company's emergence from Chapter 11 bankruptcy reorganization in March 1993, which incorporate the effects of the adoption by the Company of Statement of Financial Accounting Standards No. 109 (see Notes 3, 10 and 11 of the Notes to Consolidated Financial Statements).


(4) The extraordinary gain in fiscal 1993 recorded by the predecessor company is a result of the forgiveness of debt upon the emergence from Chapter 11 bankruptcy reorganization (see Note 4 of the Notes to Consolidated Financial Statements).

(5) The 1992 results include $168.1 million of Restructuring and Other Special Charges as a result of the Company's December 9, 1991 Chapter 11 filing and strategic review of operations (see Note 5 of the Notes to Consolidated Financial Statements).

(6) The extraordinary gain in fiscal 1990 is a result of the predecessor company's preferred stock-for-debt exchange offer that was consummated in March 1990.

(7) Represents per share data of the reorganized company since March 1, 1993. Earnings per share and common stock dividends for the predecessor company are not presented because they are not meaningful as a result of the confirmation of the Plan of Reorganization (see Note 2 of the Notes to Consolidated Financial Statements).


(8) Earnings before interest, income taxes, depreciation, amortization, reorganization items and any non-recurring items ("EBITDA"). EBITDA is presented here to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements and should not be construed as a substitute for earnings from operations or a better indicator of liquidity than cash flow from operating activities.

National Convenience Stores Incorporated and Subsidiaries

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          Fresh-Start Reporting - The Company emerged from Chapter 11 bankruptcy reorganization in March 1993 as a result of the confirmation of the Company's Revised Fourth Amended and Restated Joint Plan of Reorganization (the "Plan of Reorganization"). Reference is made to Note 2 of the Notes to Consolidated Financial Statements for a complete description of the terms of the Plan of Reorganization. In connection with the confirmation of the Plan of Reorganization, effective March 1, 1993, the Company adopted "fresh-start reporting" in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Accordingly, since March 1, 1993, the Company's financial statements have been prepared as if it is a new reporting entity.

          As a result of adopting fresh-start reporting, the financial information for the four months ended June 30, 1993 is not prepared on a comparable basis to the information for the eight months ended February 28, 1993 or the fiscal years ended June 30, 1992 and 1991. However, except as described below, the Company believes that the impact of the fresh-start reporting adjustments, while material, is identifiable, and that combining the four months ended June 30, 1993 with the eight months ended February 28, 1993 provides a useful basis for comparison to the prior periods. Therefore, the following discussion assumes the periods in fiscal 1993 are combined.


          Impact of Bankruptcy Reorganization - The Company filed for Chapter 11 bankruptcy protection on December 9, 1991 (the "Petition Date") as a result of the loss of vendor credit which had become critical to the Company's financing needs due to poor operating results. Immediately upon entering Chapter 11 bankruptcy reorganization, the Company began implementing a series of cost reductions aimed at improving operating results. Chief among the cost reduction programs was a strategic review of store operations that evaluated each individual store, taking into consideration such factors as historical and projected cash flows, lease or ownership terms, age and condition of the property, the nature and amount of insurance claims, competition and the potential for future changes to any of the foregoing. Other cost reduction efforts were based on utilizing the benefits of operating under Chapter 11 of the Bankruptcy Code to reduce specific expenses. The overall effect has been a 27% downsizing of the Company's convenience store operations along with extensive cost reductions, all as more fully described in the table below. Virtually all of the cost reductions and reduction of operating losses had been fully implemented upon the Company's emergence from Chapter 11 bankruptcy reorganization in March 1993. However, because the reductions were generally not introduced at the beginning of a fiscal year, their benefit on the historical financial statements has been spread over at least two fiscal reporting periods. Consequently, in order to assist the reader with an understanding of the full extent of the cost reductions and reduction of operating losses, the following table has been prepared to present their estimated annual impact on the line item labeled "Earnings (Loss) Before Reorganization Expenses, Fresh-Start Adjustments, Income Taxes and Extraordinary Gain" included in the Consolidated Statements of Operations for fiscal year 1993 versus fiscal year 1991 ($ in millions):


o   Elimination of operating losses associated with the
    rejection of leases on 188 stores which had been closed
    prior to the Petition Date  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $ 7.4
o   Elimination of operating losses (including field
    management administrative costs) associated with the
    267 stores identified in a strategic review of store
    operations that were closed after the Petition Date   . . . . . . . . . . . . . . . . . . . . . .              4.4
o   Elimination of operating expenses associated with the
    termination of the Corporate Kitchen distribution system  . . . . . . . . . . . . . . . . . . . .              4.8
o   Reduction of operating expenses due to rent reductions
    generated by store and equipment lease renegotiations   . . . . . . . . . . . . . . . . . . . . .              3.2
o   Reduction of administrative expenses due to a reduction
    in rent and associated expenses on the Company's corporate
    headquarters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1.5
o   Reduction of administrative expenses due to corporate
    headquarters' staff reductions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2.0
o   Reduction in ongoing depreciation and amortization
    expense as a result of the Restructuring Charge   . . . . . . . . . . . . . . . . . . . . . . . .              3.2
o   Reduction in insurance expense associated with
    implementing the Company's private job related injuries
    insurance program in Texas and electing out of the
    Texas Workers' Compensation program   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              7.0
o   Reduction in interest expense as a result of the
    confirmation of the Plan of Reorganization  . . . . . . . . . . . . . . . . . . . . . . . . . . .             11.3
                                                                                                                 -----
                                                                                                                 $44.8
                                                                                                                 =====



          Summary of Results of Operations - The Company reported net earnings
(loss) of approximately $72.7 million, $(185.4) million and $(10.5) million for the fiscal years 1993, 1992 and 1991, respectively. The fiscal 1993 net earnings include a $61.5 million extraordinary gain related to the forgiveness of debt and a $6.6 million special charge for additional environmental remediation costs.

The fiscal 1992 net loss included a $168.1 million charge for Restructuring and Other Special Charges associated with the Company's Chapter 11 filing on December 9, 1991, and subsequent strategic review of operations. Included in the fiscal 1991 net loss is a $13.0 million gain, before tax, related to the sale of the Company's stores in the West Palm Beach, Florida, and El Paso, Texas areas.



          The following table sets forth the percentage of certain items in the Consolidated Statements of Operations to sales and the percentage change of such items as compared to the prior year:




                                                                                                                Percentage
                                                                                                            Increase (Decrease)
                                                                               Percentage of Sales            From Prior Year
                                                                         ------------------------------     -------------------
                                                                               Year Ended June 30,          Year Ended June 30,
                                                                         ------------------------------     -------------------
                                                                          1993*        1992        1991      1993       1992
                                                                         -----        -----        ----     ------     --------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          100.0%       100.0%      100.0%     (8)%       (11)%
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . .           74.2         76.0        75.1     (11)        (10)
                                                                         -----        -----       -----

Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . .           25.8         24.0        24.9      (1)        (14)

Operating expenses  . . . . . . . . . . . . . . . . . . . . . .           18.5         21.4        21.6     (21)        (11)
General and administrative expenses . . . . . . . . . . . . . .            3.6          4.0         4.1     (17)        (14)
Interest expense  . . . . . . . . . . . . . . . . . . . . . . .             .5          1.2         2.2      **          **
Gain on sale of assets  . . . . . . . . . . . . . . . . . . . .            -            -          (1.2)     **          **
Restructuring and other special charges . . . . . . . . . . . .             .7         17.5         -        **          **
                                                                         -----        -----       -----
Earnings (loss) before reorganization expenses, fresh-start
   adjustments, income taxes and extraordinary gain . . . . . .            2.5        (20.1)       (1.8)     **          **
Reorganization expenses, net  . . . . . . . . . . . . . . . . .             .9           .3         -        **          **
                                                                         -----        -----       -----
Earnings (loss) before fresh-start adjustments,
   income taxes and extraordinary gain  . . . . . . . . . . . .            1.6        (20.4)       (1.8)     **          **
Fresh-start adjustments . . . . . . . . . . . . . . . . . . . .            -            -           -        **          **
                                                                         -----        -----       -----
Earnings (loss) before income taxes and extraordinary gain  . .            1.6        (20.4)       (1.8)     **          **
Income tax expense (benefit)  . . . . . . . . . . . . . . . . .             .3         (1.1)        (.8)     **          **
                                                                         -----        -----       -----
Earnings (loss) before extraordinary gain . . . . . . . . . . .            1.3        (19.3)       (1.0)     **          **
Extraordinary gain  . . . . . . . . . . . . . . . . . . . . . .            7.0          -           -        **          **
                                                                         -----        -----       -----
Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . .            8.3%       (19.3)%      (1.0)%    **          **
                                                                         =====        =====       =====


*   Reflects the combining of the four months ended June 30, 1993
    (reorganized company) and the eight months ended February 28, 1993 (predecessor company).
**  Not meaningful.

          The following discussion should be read in conjunction with Selected Financial Data and the Company's Consolidated Financial Statements appearing elsewhere in this Annual Report.

          Sales and Gross Profits - In fiscal years 1993, 1992 and 1991, respectively, the Company's merchandise sales accounted for 58%, 60% and 54% of the Company's total sales, and gasoline sales accounted for 42%, 40% and 46%, respectively. Merchandise gross profits accounted for 80%, 82% and 79%, respectively, of the Company's total gross profits, and gasoline gross profits accounted for 20%, 18% and 21%, respectively. The following table sets forth selected information regarding the results of the Company's operations during fiscal years 1993, 1992 and 1991:

                                                       Four Months   |   Eight Months              Year Ended June 30,
                                                         Ended       |       Ended        -----------------------------------------
                                                      June 30, 1993  | February 28, 1993  COMBINED 1993      1992           1991
                                                      -------------  | -----------------   -------------    --------       --------
                                                                     |
Merchandise sales (millions)  . . . . . . . . . . .       $  172.8   |       $  333.6         $  506.4     $  570.4       $  582.9
Merchandise gross profit margin . . . . . . . . . .           35.4%  |           35.8%            35.7%        33.1%          36.3%
Merchandise gross profit (millions) . . . . . . . .       $   61.2   |       $  119.4         $  180.6     $  189.0       $  211.7
                                                                     |
Gasoline sales (millions) . . . . . . . . . . . . .       $  125.2   |       $  247.3         $  372.5     $  388.1       $  491.0
Gasoline gross profit margin  . . . . . . . . . . .           11.3%  |           13.1%            12.5%        10.6%          11.4%
Gasoline gross profit (millions)  . . . . . . . . .       $   14.1   |       $   32.4         $   46.5     $   41.2       $   55.9
                                                                     |
Total sales (millions)  . . . . . . . . . . . . . .       $  298.0   |       $  580.9         $  878.9     $  958.5       $1,073.9
Average gross profit margin . . . . . . . . . . . .           25.3%  |           26.1%            25.8%        24.0%          24.9%
Total gross profit (millions) . . . . . . . . . . .       $   75.3   |       $  151.8         $  227.1     $  230.2       $  267.6
                                                                     |
Average number of stores  . . . . . . . . . . . . .          720     |          734              729          911          1,057
                                                                     |
Average sales per store (thousands):                                 |
  Merchandise . . . . . . . . . . . . . . . . . . .       $  240.0   |       $  454.5         $  694.6     $  626.1       $  551.5
  Gasoline  . . . . . . . . . . . . . . . . . . . .          173.9   |          336.9            511.0        426.0          464.5
                                                          --------   |       --------         --------     --------       --------
    Total . . . . . . . . . . . . . . . . . . . . .       $  413.9   |       $  791.4         $1,205.6     $1,052.1       $1,016.0
                                                          ========   |       ========         ========     ========       ========
                                                                     |
Gasoline gallons sold (millions)  . . . . . . . . .          119.4   |          231.8            351.2        367.9          434.1
                                                                     |
Average gasoline gallons sold per gas                                |
  store (thousands) . . . . . . . . . . . . . . . .          192.8   |          369.1            561.9        491.2          508.3



          Merchandise sales decreased $64.0 million (11%) in fiscal 1993, as compared with fiscal 1992, primarily due to a 20% decline in the average number of operating stores caused by the completion of the aforementioned strategic review of store operations. On a same-store basis, merchandise sales increased 4% in fiscal 1993 as compared with the prior year, primarily due to the introduction of the Company's private label of cigarettes, modifications of the Company's value pricing strategy on cigarettes and Texas Lottery commission revenues. In addition, the prior year's merchandise sales were negatively impacted by inventory stockouts the Company experienced during the first thirty days after its Chapter 11 filing. Merchandise gross profits decreased $8.4 million in fiscal 1993 as compared to the same period last year. Decreased sales from the closing of unprofitable stores contributed $22.8 million to the decline in gross profits, but was partially offset by higher merchandise margins which contributed $14.4 million. Merchandise gross profit margins increased 2.6 percentage points from 33.1% in fiscal 1992 to 35.7% in fiscal 1993. The increase in the gross profit margin was primarily attributable to the prior year's profit margin being negatively affected by a significant reduction in rebates due to the Chapter 11 filing. Further contributing to the improvement in gross profit margins were increased Texas Lottery commission revenues of $5.5 million for fiscal 1993, as compared to fiscal 1992, and the aforementioned modifications on the Company's value pricing strategy on cigarettes.

          Merchandise sales decreased $12.5 million (2%) during fiscal 1992 as compared with fiscal 1991 primarily due to a 14% decrease in the average number of operating stores caused by the partial implementation of the aforementioned strategic review of store operations. Despite the occurrence of extensive inventory stockouts during the first thirty days after its Chapter 11 filing, the Company recorded same-store merchandise sales growth of 12% in fiscal 1992 as compared to fiscal 1991. The Company attributes the sales growth to the continued strong results of a cigarette value pricing strategy introduced in the first quarter of fiscal 1992. Also contributing to the increase were several adverse factors affecting fiscal 1991 sales including a decrease in customer traffic count as a result of the Persian Gulf conflict, coupled with abnormally rainy weather during the third quarter of fiscal 1991. Gross profit margins decreased 3.2 percentage points from 36.3% in fiscal 1991 to 33.1% in fiscal 1992. The decrease was also primarily related to the aforementioned value pricing strategy along with a decrease in rebates due to the Chapter 11 filing and was partially offset by a $3.0 million write-down in fiscal 1991 of non-marketable inventory items. Nevertheless, on a same-store gross margin dollar basis, the Company's value pricing strategy of increased sales at lower margins began to provide year-over-year increases in gross margin dollars within four months of its introduction.

          Gasoline sales decreased $15.6 million (4%) for fiscal 1993 as compared with the same period last year due primarily to a 5% decrease in gasoline sales volumes, partially offset by a 1% increase in the average retail selling price of gasoline. The gasoline sales volume decrease resulted primarily from the aforementioned reduction in the average number of stores in operation. Volumes on a same-store sales basis increased 6% from the same period last year as a result of the Company's adoption of a volume growth strategy in March 1992. Also contributing to the same-store gasoline sales volume increase were the negative effects the aforementioned inventory stockouts had on fiscal 1992 sales volumes as a result of the Chapter 11 filing. Higher gasoline gross profit margins contributed $7.2 million to the $5.3 million increase in gasoline gross profits, and were offset by a $1.9 million decrease from gasoline sales. The improvement in gasoline gross profit margins was caused by several sudden declines in the cost of gasoline in the wholesale market that were not fully matched at the retail pricing level. Gasoline gross profit margins on a volume basis averaged 13.2 cents per gallon for fiscal 1993 (the highest annual average in the Company's history) as compared with 11.2 cents per gallon for the same period of the prior year.

          Gasoline sales decreased $102.9 million (21%) during fiscal year 1992, as compared to fiscal year 1991, due to a 15% decrease in gasoline sales volumes coupled with a 7% decrease in the average retail selling price of gasoline. The decrease in gasoline sales volumes resulted primarily from the aforementioned store closure program. Gasoline sales volumes on a same-store basis decreased 4% primarily due to the aforementioned inventory stockouts the Company experienced in the first thirty days after its Chapter 11 filing. The reduction in the average selling price of gasoline during fiscal 1992 reflects the return to more normal selling prices subsequent to the resolution of the 1991 Persian Gulf crisis. The decline in gasoline sales contributed $10.9 million to the decrease in gasoline gross profits and lower gasoline sales margins contributed $3.8 million. Gasoline gross profit on a volume basis averaged 11.2 cents per gallon in fiscal 1992 as compared to 12.9 cents per gallon in fiscal 1991.

          An analysis of merchandise sales, gasoline sales and gasoline sales volumes follows (amounts in millions):



                                                        Four Months  |   Eight Months               Year Ended June 30,
                                                          Ended      |      Ended          --------------------------------------
                                                       June 30, 1993 |  February 28, 1993  COMBINED 1993     1992           1991
                                                       ------------- | ------------------  -------------    ------         ------
                                                                     |
                                                                     |
Merchandise Sales:                                                   |
  Same-stores (a) . . . . . . . . . . . . . . . . .         $171.9   |        $328.7           $500.6       $479.8         $429.5
  New stores  . . . . . . . . . . . . . . . . . . .             .6   |           1.2              1.8          1.3             .6
  Stores closed or sold . . . . . . . . . . . . . .             .3   |           3.7              4.0         89.3          152.8
                                                            ------   |        ------           ------       ------         ------
                                                            $172.8   |        $333.6           $506.4       $570.4         $582.9
                                                            ======   |        ======           ======       ======         ======
Gasoline Sales:                                                      |
  Same-stores (a) . . . . . . . . . . . . . . . . .         $124.1   |        $240.6           $364.7       $341.7         $383.5
  New stores  . . . . . . . . . . . . . . . . . . .             .9   |           1.9              2.8          2.1            1.2
  Stores closed or sold . . . . . . . . . . . . . .             .2   |           4.8              5.0         44.3          106.3
                                                            ------   |        ------           ------       ------         ------
                                                            $125.2   |        $247.3           $372.5       $388.1         $491.0
                                                            ======   |        ======           ======       ======         ======
Gasoline Gallons:                                                    |
  Same-stores (a) . . . . . . . . . . . . . . . . .          118.5   |         225.2            343.7        323.6          337.6
  New stores  . . . . . . . . . . . . . . . . . . .             .8   |           1.7              2.5          2.0            1.0
  Stores closed or sold . . . . . . . . . . . . . .             .1   |           4.9              5.0         42.3           95.5
                                                            ------   |        ------           ------       ------         ------
                                                             119.4   |         231.8            351.2        367.9          434.1
                                                            ======   |        ======           ======       ======         ======

(a) Represents the 717 stores which opened prior to July 1, 1990, and continued to operate through June 30, 1993.

          Operating Expenses - Operating expenses decreased $43.0 million (21%) in fiscal 1993, as compared to fiscal 1992, primarily due to a decrease in labor, rent and other store operating costs attributable to the completion of the aforementioned store closure and lease rejection programs that began in December 1991 with the Chapter 11 filing. Rent expense was also reduced in fiscal 1993 due to the partial implementation of lower renegotiated store and equipment rents. In addition, insurance expense decreased in the current fiscal year as a result of the decreased store base and the full implementation of the Company's private job related injuries program in Texas in lieu of the state managed workers' compensation program. Depreciation expense also decreased due to the reduced store base and the write-down of certain assets in December 1991. Further contributing to the decline in operating expenses were certain cost cutting measures implemented by the Company during the fourth quarter of fiscal 1992 with respect to the reorganization of the Company's Corporate Kitchen operations, which included the elimination of the truck distribution fleet and the closing of distribution centers located in Dallas and San Antonio, Texas. Operating expenses as a percentage of total sales decreased from 21.4% for the fiscal year ended June 30, 1992 to 18.5% for the same period of fiscal 1993 for the above-mentioned reasons.

          Operating expenses decreased $26.3 million (11%) in fiscal 1992 as compared to fiscal 1991, primarily due to a decrease in labor, rent and other store operating costs resulting from the aforementioned decreased store base associated with the commencement of the Company's store closure and lease rejection programs. Depreciation expense also decreased both due to the reduced store base and to the write-down of certain assets. Operating expenses as a percentage of total sales decreased to 21.4% in fiscal 1992, as compared to 21.6% in fiscal 1991.

          General and Administrative Expenses - General and administrative expenses for the year ended June 30, 1993 decreased $6.4 million (17%) from the comparable period in fiscal 1992 and decreased $6.0 million (14%) in fiscal 1992, as compared to fiscal 1991, primarily due to a decrease in administrative labor expense attributable to field management and corporate staff reductions and the Company's suspension of stock allocations to employees in its Employee Stock Ownership Plan (the "ESOP") effective with the Chapter 11 filing. In addition, rent expense decreased in fiscal 1993 as the Company negotiated a new lease agreement on its corporate office building on terms substantially more favorable to the Company.

          Interest - Interest expense decreased $6.9 million in fiscal
1993, as compared to fiscal 1992, primarily due to the suspension of interest accruals on unsecured and undersecured pre-petition indebtedness concurrent with the December 9, 1991 Chapter 11 filing. Subsequent to the Petition Date, the Company recorded interest expense only for those pre-petition debt instruments which were fully secured, and for all debtor-in-possession financing. As of March 9, 1993 (the "Effective Date") the Company resumed recording interest expense as incurred. Such interest expense was less than that recorded prior to the Chapter 11 filing due to lower outstanding debt balances and lower interest rates resulting from the adoption of the Plan of Reorganization.

          Interest expense decreased during fiscal 1992, as compared to the prior year, primarily due to the aforementioned suspension of interest accruals on unsecured and undersecured pre-petition indebtedness concurrent with the Chapter 11 filing along with decreased amortization of debt issue costs due to their write-off as part of the Restructuring Charge. Prior to the Chapter 11 filing, interest expense was lower in fiscal 1992 due to a decrease in the average balance of interest-bearing debt outstanding, coupled with a decrease in the average effective interest rate. The reduction in average monthly debt outstanding is attributed primarily to the use of a significant portion of the net cash proceeds derived from the sale of the West Palm Beach, Florida, and El Paso, Texas areas in the fourth quarter of fiscal 1991 to reduce debt.

          Gain on Sale of Assets - During 1991, the Company sold its 51 operating convenience stores together with related inventories and equipment located in the West Palm Beach, Florida, and the El Paso, Texas areas for an aggregate of approximately $35.4 million, resulting in a $13.0 million pretax gain.


          Restructuring and Other Special Charges - In connection with the Chapter 11 filing, the Company recorded $168.1 million of Restructuring and Other Special Charges at December 31, 1991, related to store closings, other assets affected by the Chapter 11 filing, insurance and environmental matters. An additional $6.6 million special charge was recorded in February 1993 related to an increase in environmental remediation reserves. (See Notes 5 and 11 of the Notes to Consolidated Financial Statements).

          Reorganization Expenses, net - Reorganization expenses include those costs and income items which were incurred by the Company solely as a result of operating under Chapter 11 of the Bankruptcy Code. During the years ended June 30, 1993 and 1992, the Company incurred $8.1 million and $3.4 million, respectively, of such costs which were primarily for professional fees the Company was required to pay to attorneys, accountants and investment bankers involved in the Chapter 11 proceeding.


          Fresh-Start Adjustments - As a result of adopting fresh-start reporting, the Company made adjustments to record assets and liabilities at their fair market values as of March 1, 1993 and to record the adoption of Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" ("SFAS 109"). The adjustments to record assets and liabilities at their fair market values primarily include an increase in the reserve for litigation costs in connection with the conclusion of the Chapter 11 reorganization offset by the elimination of a reserve as a result of the proposed termination of the ESOP (see Note 12 of the Notes to Consolidated Financial Statements).


          Income Taxes - The effective income tax rate of the reorganized company for the period from Inception (March 1, 1993) to June 30, 1993 differs from the federal statutory rate primarily because of state income taxes and the inability to deduct for tax purposes the amortization of Reorganization Value in Excess of Amounts Allocable to Identifiable Assets ("Excess Reorganization Value"). The effective income tax rate of the predecessor company for the eight months ended February 28, 1993 differs from the federal statutory rate primarily because the previous method of accounting required the use of prior year loss carryforwards to reduce the effective federal income tax rate for financial reporting purposes. The effective income tax of the predecessor company for fiscal 1992 differs from the federal statutory rate primarily because the federal income tax benefit was recorded only to the extent such benefit could be offset against deferred income taxes payable. The effective income tax rate of the predecessor company for fiscal 1991 differs from the federal statutory rate primarily due to targeted jobs tax credits.

          Extraordinary Gain - On the Effective Date or thereafter as provided in the Plan of Reorganization, the Company distributed cash, debt instruments, Common Stock and warrants to purchase Common Stock in settlement of its liabilities subject to compromise. The fair market value of the cash and securities that were distributed was approximately $61.5 million less than the pre-petition liabilities and was recorded as an extraordinary gain on the forgiveness of debt.

          Inflation - The Company believes inflation has not had a material effect on its results of operations in recent years. However, the Company has experienced short-term fluctuations in its gasoline gross profit margins, both positive and negative, as a result of changing market conditions for the supply and demand of gasoline.


          Pro Forma Results of Operations - Management of the Company has made pro forma calculations of year-to-date operating results based on the assumption that the Plan of Reorganization had become effective on July 1, 1992. Such calculations resulted in pro forma unaudited net earnings of $8.8 million, $1.35 per share, for the twelve months ended June 30, 1993 (see Note 3 of the Notes to Consolidated Financial Statements).


          The year-to-date pro forma operating results have exceeded the projections prepared by management as part of the Plan of Reorganization principally because of unusually high gasoline profits. Additionally, the pro forma fiscal 1993 operating results do not include any expenses associated with a proposed employee retirement plan. The Company's Plan of Reorganization contains special provisions for such a proposed retirement plan, effective July 1, 1993. Management of the Company estimates such proposed retirement plan expenses, or other similar proposed benefit costs, will approximate $4.0 million annually beginning in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

           Key balance sheet figures and ratios are presented in the table below (all amounts, excluding ratios are in millions):

                                                        June 30,
                                                        1993 (a)
                                                        --------
Cash (b)  . . . . . . . . . . . . . . . . . . .         $  46.0
Current assets  . . . . . . . . . . . . . . . .         $  90.5
Current liabilities . . . . . . . . . . . . . .         $  78.8
Current ratio . . . . . . . . . . . . . . . . .             1.15
Inventory turn ratios (annualized):
      Merchandise   . . . . . . . . . . . . . .            11.7
      Gasoline  . . . . . . . . . . . . . . . .            50.3
Long-term debt  . . . . . . . . . . . . . . . .         $ 131.6
Stockholders' equity  . . . . . . . . . . . . .         $  67.3
Debt to equity ratio  . . . . . . . . . . . . .             1.96
Common shares outstanding . . . . . . . . . . .             6.0
                                                        ========

(a) Comparable amounts for the prior fiscal year are not presented because they are not meaningful as a result of the confirmation of the Plan of Reorganization.

(b) Includes $6.3 million that has been reserved at the Company's option related to the remittance of tax and lottery collections.

      Liquidity - The design of the Company's Plan of Reorganization was based upon an analysis of the Company's projected future operating cash flows and capital/environmental expenditure requirements over the next ten years. The Plan of Reorganization resulted in the retention of approximately $145.6 million of debt, $10.4 million of which is classified as a current liability as of June 30, 1993. Approximately $127.2 million of pre-petition liabilities were settled through the issuance of the reorganized company's Common Stock, $.01 par value. The terms of the Plan of Reorganization resulted in the Company emerging from the Chapter 11 proceedings with approximately $27 million of cash funds available for general corporate purposes and a further approximate $6 million of reserved cash funds. The Company's recent operating results and rapid restoration of trade credit subsequent to emergence from Chapter 11 bankruptcy reorganization have led to a cash position in excess of the aforementioned amounts as well as the projected amounts included in the Plan of Reorganization Consequently, while current economic retail conditions, especially those specific to the convenience store industry, remain unsettled, management of the Company believes that the implementation of the Plan of Reorganization has provided the Company with the financial resources necessary to meet its current and anticipated needs. Furthermore, the Company believes that, with the reorganization complete, liquidity will continue to improve since management will be able to focus its efforts on implementing its business strategy, including improving store appearances, introducing new products, improving gasoline dispensing facilities and developing new marketing strategies. The Company estimates it will pay only minimal income taxes for several years since a substantial amount of its net operating loss carryforwards and other tax attributes survived the reorganization.

          The Plan of Reorganization was predicated on the assumption that the Company would fund its daily working capital requirements through its operations and the cash balances it retained upon emergence from Chapter 11 bankruptcy reorganization. Because substantially all of the Company's sales are for cash and total inventories are converted to cash approximately once a month, the Company considers its cash flows adequate to satisfy its daily working capital requirements. However, in order to further enhance its liquidity, on March 9, 1993, the Company entered into a Revolving Credit Agreement with NationsBank of Texas, N.A. which provides for the borrowing and/or issuance of letters of credit in the aggregate of up to $8.0 million, increasing to $11.0 million during the period from November 1 through May 1 of each year. The Revolving Credit Agreement requires that, during each fiscal year, the Company pay off all outstanding cash borrowings thereunder for a period of 30 consecutive days, commencing with the 1994 fiscal year. Letter of credit issuances cannot exceed $8.0 million and cash borrowings are limited to the commitment limit less letters of credit outstanding. The facility terminates on September 30, 1994, although it may be extended one year at the Company's option if certain conditions are met. At June 30, 1993, no borrowings were outstanding under this facility; the Company has, however, issued letters of credit totalling $6.4 million.


          Cash flows from operating activities totalled $56.1 million, $28.5 million and $15.0 million for the years ended June 30, 1993, 1992 and 1991, respectively. The increase over the prior years is due to a combination of increases in trade credit after the Company's emergence from Chapter 11 bankruptcy reorganization, as well as improved operating results. Operating earnings before interest, income taxes, depreciation, amortization, reorganization items and other non-recurring items ("EBITDA") amounted to $49,374,000, or $5,644 per store per month in 1993, compared to $9,202,000 or
$842 per store per month in 1992 and $20,284,000 or $1,599 per store per month in 1991. EBITDA is presented here to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements and should not be construed as a substitute for earnings from operations or a better indicator of liquidity than cash flow from operating activities. The improvement in operating cash flows and EBITDA is due principally to the results gained from the aforementioned strategic review of store operations and other cost reduction activities performed during the Company's Chapter 11 bankruptcy reorganization. Also contributing to the improved cash flows and EBITDA in fiscal 1993 are lottery commissions associated with the commencement of the Texas Lottery in late May 1992 and record gasoline profit margins. See "Results of Operations" above.



          As discussed in note 5 of the notes to Consolidated Financial Statements, the Company established, in December 1991, restructuring liabilities of $19.2 million for anticipated market divestitures and lease settlement claims. The restructuring liabilities totalled $7.1 million at June 30, 1992 and 1993. The fiscal year 1992 reductions in the restructuring liabilities are due to, (i) the reclassficiation to Liabilities Subject to Compromise of the $10.2 million liability for lease settlement claims and (ii) the effects of the sale of the Company's stores in the San Francisco Bay Area. Liabilities Subject to Compromise are satisfied with cash and/or company stock in conjunction with the Chapter 11 reorganization. The remaining $7.1 million restructuring liability is related to the anticipated divestiture of the Georgia and remaining California operations.



          In December 1991, the Company also recorded a special charge of $46.6 million related to an increase in insurance liabilities. The insurance liabilities at June 30, 1991, 1992 and 1993 totalled $3.1 million, $3.9 million and $9.8 million, respectively. During fiscal year 1992, the insurance liabilities were increased for accruals totalling $70.8 million (includes the $46.6 million increase in liabilities discussed above). Additionally, during fiscal year 1992 the insurance liabilities were reduced for, (i) cash payments of $22.1 million and (ii) a $47.9 million reclassification of insurance liabilities to Liabilities Subject to Compromise in conjunction with the Chapter 11 reorganization filing. During fiscal year 1993 the insurance liability was increased for accruals of $14.4 million and decreased for cash payments of $8.5 million.



          See "Capital Resources" section below, as well as notes 5 and 11 of the notes to the Consolidated Financial Statements for additional information regarding the environmental liabilities.


          The Company has historically maintained a portfolio of surplus and excess real estate properties in anticipation of expansion. During the period of Chapter 11 bankruptcy reorganization, the Company eliminated its new store development program and sold 9 parcels of surplus real estate for $1.5 million, net of closing costs and sold surplus store equipment for an additional $4.7 million. In addition, in July 1992 the Company sold its 21 operating convenience stores together with related inventories and equipment located in and around the San Francisco Bay area for $3.1 million. Net proceeds from these sales were used to partially fund the Company's cash requirements upon emerging from Chapter 11 bankruptcy reorganization. Since emerging from Chapter 11 bankruptcy reorganization, the Company has sold 6 additional parcels of surplus real estate for $1.2 million, net of closing costs. Net proceeds from such sales, and any sales in the future, are generally required to be applied against mortgage or bank long-term debt. Because of the Company's limited plans for expansion, the Company anticipates entering into additional real estate sales. As of June 30, 1993, an additional 68 parcels of surplus real estate were held by the Company.

          Capital Resources - The Company's Plan of Reorganization provided for the reinstatement of $135.3 million of long-term debt. As of June 30, 1993, such long-term debt had been reduced to $131.6 million as a result of a quarterly principal payment and the aforementioned application of the net proceeds derived from the sale of surplus real estate. The debt instruments provide for repayment generally over a 7 to 10 year period with interest rates approximating market rates at the time of confirmation. The debt levels were based on the Company's projected future operating cash flows and capital and environmental expenditure needs. Management of the Company believes that most of the operating cash flows will be dedicated to these needs during the next ten years.

          The Company incurred $11.7 million of capital expenditures during fiscal 1993 compared to $3.6 million in 1992 and $13.4 million in 1991. During 1993, the largest portion of such expenditures was comprised of $4.5 million of new gasoline dispensing equipment and installation of underground piping required to comply with environmental laws (the "Stage II Vapor Recovery Equipment"). In addition, the Company spent $2.7 million on store equipment replacement, $3.6 million on store remodels and eateries and $.9 million on miscellaneous projects.


        The Company spent an additional $1.3 million in fiscal 1993 on environmental remediation activities, compared to $1.7 million in fiscal 1992 and $3.5 million in fiscal 1991. The majority of such expenditures related to the clean-up of contaminated soil caused by leaking underground gasoline storage tanks and underground piping systems. During the second quarter of fiscal year 1992 the Company completed a comprehensive plan covering its underground storage tanks in light of the expected funding shortfalls in the various state reimbursement programs. As a result, the Company recorded an increase to the environmental remediation reserve of $12.8 million in the second quarter of fiscal year 1992. The increase in the environmental remediation liabilities from the June 30, 1991 balance of $1.3 million to the June 30, 1992 balance of $13.0 million is due to accruals of $13.4 million (includes the $12.8 amount discussed above), partially offset by fiscal year 1992 environmental remediation expenditures of $1.7 million. In connection with an updated environmental remediation cost analysis, upon emerging from Chapter 11 bankruptcy reorganization the Company increased its reserve for future environmental remediation and tank removal costs by an additional $6.6 million in February 1993. At June 30, 1993, the environmental remediation reserves totalled $18.2 million. The increase in the environmental remediation liability from the June 30, 1992 balance of $13.0 million to the June 30, 1993 balance of $18.2 million is due to the $6.6 million accrual discussed above, partially offset by fiscal year 1993 environmental remediation expenditures of $1.3 million. Included in this reserve is approximately $4 million of reimbursements from established state trust funds which the Company believes to be probable of recovery. The actual cost of remediation of contaminated sites and removing tanks may be substantially lower or higher than that reverved due to difficulties in establishing such costs and due to potential changes in the status of regulations and state reimbursement programs. The Company does not believe that any such amount below or in excess of that accrued is reasonably estimable. Reference is made to Note 11 of the Notes to Consolidated Financial Statements for a complete description of the Company's environmental commitments and contingencies.



          The Company's long-term bank debt agreements contain limits on the amount of capital expenditures and environmental remediation expenses the Company can incur. For fiscal 1994, the limit is equal to $17.3 million, plus any excess cash flow, as defined, up to an aggregate of $19.0 million. The Company anticipates it will incur at or near the maximum amount of expenditures allowed by the bank long-term debt agreements, with $7.1 million being dedicated to the required purchase and installation of additional Stage II Vapor Recovery Equipment and other capital expenditures required by environmental regulations. An additional $2.6 million has been dedicated to environmental remediation activities. Discretionary capital expenditures will be directed primarily at store remodels, eatery installations, new store construction and equipment replacement. For fiscal 1995, the bank long-term debt agreements limit capital/environmental remediation expenditures to excess cash flow, as defined, not to exceed $20.3 million. The Company currently anticipates it will be required to spend $9.3 million in fiscal 1995 for the purchase and installation of additional Stage II Vapor Recovery Equipment and other capital expenditures required by environmental regulations, and an additional $2.7 million on environmental remediation activities.


          Under the terms of certain of the Company's long-term debt instruments, the Company cannot pay cash dividends on its Common Stock or purchase any treasury stock.


        Below is a table illustrating primary financial ratios and coverage tests ("Covenants") as of June 30, 1993 associated with the Company's long-term bank debt instruments.




     Covenant                                                                Required                Actual
     --------                                                                --------            -------------
Current Ratio (minimum)                                                          90%                 115%
Total Borrowed Funds to Consolidated Net Worth (maximum)                        438%                 415%
Maximum Total Liabilities to Consolidated Net Worth                             400%                 353%
Minimum Consolidated Net Worth                                               $61,400,000          $67,262,000
Minimum Interest Coverage Ratio                                                 200%                 516%
Consolidated Fixed Charge Coverage Ratio (minimum)                              105%                 171%
Minimum EBITDA                                                               $ 6,825,000          $12,065,000
Capital expenditures (maximum)                                               $ 7,600,000          $ 6,303,000



        Covenants noted above are computed as defined per the Company's long-term bank debt instrument agreements. At June 30, 1993, the Company was in compliance with such Covenants.


          On March 15, 1993, the Company filed its federal income tax return for the year ended June 30, 1992, which reflected net operating loss carryforwards of $87.7 million plus tax credit carryforwards of $6.9 million. The net operating losses expire in varying amounts in fiscal years 2003 to 2007 and the tax credits expire in fiscal years 2000 to 2008. The benefit of these losses is reduced substantially if there is an ownership change in the Company's stock as defined in Section 382 of the Internal Revenue Code. Such an ownership change is defined as occurring when, during any three year period, the Company's 5% stockholders (as defined in the Internal Revenue Code) increase their ownership in the Company's stock by more than 50 percentage points. The Plan of Reorganization resulted in an ownership change since substantially all of the new stock was issued to the creditors of the Company. However, since the ownership change occurred pursuant to a Chapter 11 proceeding and because more than 50% of the new stock was issued to qualifying creditors and shareholders, the Company presently intends to take advantage of certain favorable rules contained in Section 382(1)(5).

          After an ownership change, Section 382 (1)(5) requires a reduction in the amount of net operating loss carryforwards and other tax attributes. As of June 30, 1993, the net operating loss carryforward is estimated to have been reduced to $54.5 million as a result of the adjustments required by Section 382 and the application of the losses to reduce taxable income for the year ended June 30, 1993. Section 382 will also require the Company to reduce the tax basis of its depreciable assets by approximately $40 million. The Company expects to be able to use the remaining net operating losses, tax credits and other tax attributes to offset future income taxes, subject to applicable limits. However, should a second ownership change occur within two years of the first ownership change, all of the remaining pre-confirmation net operating losses and other tax attributes would be eliminated. Consequently, the Plan of Reorganization provided for the Company's Restated Certificate of Incorporation dated March 9, 1993 to contain restrictions through June 30, 1996 on the transfer of stock by the reorganized company's 5% stockholders.

          Risks and Uncertainties - During the fiscal year ended June 30, 1993, the sale of gasoline products comprised 42% of total sales whereas the sale of tobacco products comprised 15% and alcoholic beverages comprised 14%.
Recently, the Clinton Administration proposed and the Congress passed a federal budget deficit reduction package that included a 4.3 cent per gallon increase on the federal excise tax on gasoline, to be effective October 1, 1993. In addition, numerous proposals have been made recently that would result in increased excise taxes on alcoholic beverages and tobacco products. Several of these proposals have sought substantial increases on the excise tax on tobacco products in particular. While the Company cannot predict what impact the increase in gasoline taxes will have, nor can it predict whether the remaining tax proposals will become law, similar previous tax increases on such products have generally had a negative impact on the sales and profits of the Company.

          In addition, world gasoline markets have historically been subject to periods of sudden extreme volatility as a result of changing supply and demand conditions for crude oil and gasoline. The Company's liquidity and gross profits could be adversely affected in the future should such conditions return.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of National Convenience Stores Incorporated and Subsidiaries
Houston, Texas


          We have audited the accompanying consolidated balance sheets of National Convenience Stores Incorporated and subsidiaries (the "Company") as of June 30, 1993 and 1992 (Reorganized Company and Predecessor Company, respectively), and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from inception (March 1, 1993) to June 30, 1993 (Reorganized Company) and the eight months ended February 28, 1993 and the years ended June 30, 1992 and 1991 (Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          As discussed in Notes 1, 2 and 3 to the consolidated financial statements, on February 25, 1993, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on March 8, 1993. Accordingly, the accompanying Reorganized Company financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods.

          In our opinion, the Reorganized Company consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1993, and the results of its operations and its cash flows for the period from inception (March 1, 1993) to June 30, 1993 in conformity with generally accepted accounting principles. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of June 30, 1992 and the results of its operations and its cash flows for the eight months ended February 28, 1993 and the years ended June 30, 1992 and 1991 in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE
DELOITTE & TOUCHE
Houston, Texas
August 10, 1993

National Convenience Stores Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amount)




                                                   Reorganized    |
                                                     Company      |             Predecessor Company
                                                 ---------------  |   ---------------------------------------
                                                   Period From    |
                                                    Inception     |   Eight Months
                                                 (March 1, 1993)  |      Ended          Year Ended June 30,
                                                   To June 30,    |   February 28,   ------------------------
                                                      1993        |       1993          1992          1991
                                                 ---------------  |   ------------   ----------    ----------
                                                                  |
Sales . . . . . . . . . . . . . . . . . . . . . .   $297,985      |     $580,867      $ 958,519    $1,073,958
Costs and Expenses:                                               |
  Cost of sales . . . . . . . . . . . . . . . . .    222,639      |      429,019        728,322       806,380
  Operating expenses  . . . . . . . . . . . . . .     54,193      |      108,326        205,516       231,845
  General and administrative expenses . . . . . .     10,982      |       20,793         38,181        44,224
  Interest expense (Note 9) . . . . . . . . . . .      2,913      |        1,497         11,322        23,935
  Gain on sale of assets (Note 6) . . . . . . . .          -      |            -              -       (13,046)
  Restructuring and other special charges (Note 5)         -      |        6,561        168,106             -
                                                    --------      |      -------        -------     ---------
                                                     290,727      |      566,196      1,151,447     1,093,338
                                                                  |
Earnings (Loss) Before Reorganization Expenses,                   |
  Fresh-Start Adjustments, Income Taxes                           |
  and Extraordinary Gain  . . . . . . . . . . . .      7,258      |       14,671       (192,928)      (19,380)
                                                                  |
Reorganization Expenses, net  . . . . . . . . . .          -      |        8,124          3,361             -
                                                    --------      |      -------        -------     ---------
                                                                  |
Earnings (Loss) Before Fresh-Start Adjustments,                   |
  Income Taxes and Extraordinary Gain . . . . . .      7,258      |        6,547       (196,289)      (19,380)
                                                                  |
Fresh-Start Adjustments (Note 3)  . . . . . . . .          -      |          382              -             -
                                                    --------      |      -------        -------     ---------
                                                                  |
Earnings (Loss) Before Income Taxes                               |
  and Extraordinary Gain  . . . . . . . . . . . .      7,258      |        6,929       (196,289)      (19,380)
                                                                  |
Income Tax Expense (Benefit) (Note 10)  . . . . .      2,869      |          133        (10,851)       (8,915)
                                                    --------      |      -------        -------     ---------
                                                                  |
Earnings (Loss) Before Extraordinary Gain . . . .      4,389      |        6,796       (185,438)      (10,465)
                                                                  |
Extraordinary Gain (Note 4) . . . . . . . . . . .          -      |       61,493              -             -
                                                    --------      |      -------        -------     ---------
                                                                  |
Net Earnings (Loss) . . . . . . . . . . . . . . .   $  4,389      |     $ 68,289      $(185,438)    $ (10,465)
                                                    ========      |     ========      =========     =========
                                                                  |
Earnings Per Share  . . . . . . . . . . . . . . .   $   0.66      |
                                                    ========      |
                                                                  |
Weighted Average Common and Common                                |
  Equivalent Shares Outstanding . . . . . . . . .      6,872      |
                                                    ========      |


See Notes to Consolidated Financial Statements.

National Convenience Stores Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS
($ in thousands)

                                                                                            Reorganized    |    Predecessor
                                                                                              Company      |      Company
                                                                                           -------------   |   -------------
                                                                                           June 30, 1993   |   June 30, 1992
                                                                                           -------------   |   -------------
                                                                                                           |
ASSETS                                                                                                     |
Current Assets:                                                                                            |
  Cash and equivalents, $6,254 reserved and $16,267 restricted  . . . . . . . . . . .        $  46,032     |     $  32,724
  Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,474     |         2,288
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           37,308     |        41,022
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,697     |         8,845
                                                                                             ---------     |     ---------
     Total Current Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           90,511     |        84,879
                                                                                                           |
Property and Equipment, net (Note 6)  . . . . . . . . . . . . . . . . . . . . . . . .          156,528     |       169,605
Reorganization Value in Excess of Amounts Allocable to                                                     |
  Identifiable Assets, net (Note 3) . . . . . . . . . . . . . . . . . . . . . . . . .           39,587     |             -
Deferred Tax Asset, net (Note 10) . . . . . . . . . . . . . . . . . . . . . . . . . .            6,065     |             -
Other Assets, net (Note 7)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,737     |        14,017
                                                                                             ---------     |     ---------
                                                                                             $ 298,428     |     $ 268,501
                                                                                             =========     |     =========
                                                                                                           |
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                                             |
Current Liabilities:                                                                                       |
  Accounts payable and accrued expenses (Note 8)  . . . . . . . . . . . . . . . . . .          $68,395     |     $  39,472
  Current portion of long-term debt (Note 9)  . . . . . . . . . . . . . . . . . . . .           10,373     |        22,353
                                                                                             ---------     |     ---------
     Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .           78,768     |        61,825
                                                                                                           |
Liabilities Subject to Compromise . . . . . . . . . . . . . . . . . . . . . . . . . .                -     |       301,241
                                                                                                           |
Long-Term Debt (Note 9) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          131,559     |             -
Other Liabilities and Deferred Revenue (Note 11)  . . . . . . . . . . . . . . . . . .           20,839     |        21,360
                                                                                                           |
Commitments and Contingent Liabilities (Note 11)  . . . . . . . . . . . . . . . . . .                -     |             -
                                                                                                           |
Stockholders' Equity (Deficit) (Note 12):                                                                  |
  Series E Preferred Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -     |           245
  Common Stock, par value $.01 per share; 50,000,000 shares                                                |
    authorized; 6,000,000 shares issued and outstanding . . . . . . . . . . . . . . .               60     |             -
  Common Stock, par value $.412/3 per share; 50,000,000 shares                                             |
    authorized; 24,001,984 shares issued  . . . . . . . . . . . . . . . . . . . . . .                -     |        10,001
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           62,813     |       108,544
  Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,389     |      (195,819)
                                                                                             ---------     |     ---------
                                                                                                67,262     |       (77,029)
Less:                                                                                                      |
  Treasury stock, 2,542,888 shares, at cost . . . . . . . . . . . . . . . . . . . . .                -     |        15,729
  ESOP note receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -     |        23,167
                                                                                             ---------     |     ---------
    Total Stockholders' Equity (Deficit)  . . . . . . . . . . . . . . . . . . . . . .           67,262     |      (115,925)
                                                                                             ---------     |     ---------
                                                                                             $ 298,428     |     $ 268,501
                                                                                             =========     |     =========

See Notes to Consolidated Financial Statements.

National Convenience Stores Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
($ in thousands)


                                                                        Additional    Retained
                                                 Preferred     Common    Paid-in      Earnings      Treasury    Notes
                                                    Stock      Stock     Capital     (Deficit)       Stock    Receivable
                                                 ---------     -------  ----------    ---------     --------  ----------
PREDECESSOR COMPANY:
      Balance at June 30, 1990. . . . . . . .        $225      $10,000     $107,503    $   4,147    $(12,941)  $(27,016)

         Net loss . . . . . . . . . . . . . .                                            (10,465)
         Cash dividends on Series E
           Preferred Stock. . . . . . . . . .                                             (3,475)
         Conversion of 9% Debentures to
           Common Stock, 750 shares . . . . .                                    15
         Purchase of Treasury Stock,
           385,200 shares . . . . . . . . . .                                                         (1,491)
         Exchange of Common Stock, 400,008
           shares, for Series E Preferred Stock,
           20,870 shares  . . . . . . . . . .         20                      1,273                   (1,300)
         Acquisition of Series B Preferred Stock,
           100 shares . . . . . . . . . . . .                                  (249)                                249
         Reduction of ESOP note . . . . . . .                                                                     3,600
         Other                                                                                             3
                                                     ----      -------     --------    ---------    --------   --------
      Balance at June 30, 1991                        245       10,000      108,542       (9,793)    (15,729)   (23,167)

         Net loss . . . . . . . . . . . . . .                                           (185,438)
         Cash dividends on Series E
           Preferred Stock  . . . . . . . . .                                               (588)
         Conversion of 9% Debentures to
           Common Stock, 100 shares . . . . .                        1            2
                                                     ----      -------     --------    ---------    --------   --------
      Balance at June 30, 1992  . . . . . . .         245       10,001      108,544     (195,819)    (15,729)   (23,167)

         Net earnings for the eight months
           ended February 28, 1993. . . . . .                                             68,289
         Cancellation of stock of
           predecessor company. . . . . . . .        (245)     (10,001)    (108,544)     127,530      15,729     23,167
         Issuance of reorganized
           company Common Stock . . . . . . .                       60       62,813
                                                     ----      -------     --------    ---------    --------   --------
REORGANIZED COMPANY:
      Balance at February 28, 1993. . . . . .           -           60       62,813            -           -          -
         Net earnings for the period
           from Inception (March 1, 1993)
           to June 30, 1993 . . . . . . . . .                                              4,389

      Balance at June 30, 1993  . . . . . . .        $  -      $    60     $ 62,813    $   4,389    $      -    $     -
                                                     ====      =======     ========    =========    ========   ========


See Notes to Consolidated Financial Statements.

National Convenience Stores Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)




                                                                       REORGANIZED    |
                                                                         COMPANY      |             Predecessor Company
                                                                         PERIOD       |   ----------------------------------------
                                                                      FROM INCEPTION  |   Eight Months
                                                                     (MARCH 1, 1993)  |      Ended          Year Ended June 30,
                                                                       TO JUNE 30,    |   February 28,   -------------------------
                                                                          1993        |      1993           1992          1991
                                                                      --------------  |   ------------   ------------  -----------
                                                                                      |
Cash flows from operating activities:                                                 |
      Net earnings (loss) . . . . . . . . . . . . . . . . . . . . .   $  4,389        |   $ 68,289       $(185,438)    $ (10,465)
      Adjustments to reconcile net earnings (loss)                                    |
         to net cash provided by operating activities:                                |
           Depreciation and amortization  . . . . . . . . . . . . .      5,587        |     10,887          22,702        28,775
           Deferred income taxes. . . . . . . . . . . . . . . . . .      2,374        |          -         (11,271)       (9,114)
           Gain on sales of assets. . . . . . . . . . . . . . . . .         -         |          -               -       (13,046)
           Fresh-start adjustments. . . . . . . . . . . . . . . . .         -         |       (382)              -             -
           Extraordinary gain . . . . . . . . . . . . . . . . . . .         -         |    (61,493)              -             -
           Restructuring and other special charges. . . . . . . . .         -         |      6,561         168,106             -
      Changes in operating assets and liabilities, net                                |
         of sales of stores:                                                          |
           (Increase) decrease in accounts and notes                                  |
             receivable and prepaid expenses  . . . . . . . . . . .       (111)       |        727              26          (352)
           (Increase) decrease in inventories . . . . . . . . . . .     (2,621)       |      5,691           6,052        15,810
           Increase (decrease) in accounts payable and                                |
             accrued expenses . . . . . . . . . . . . . . . . . . .     16,340        |       (396)         28,409         3,745
           Increase (decrease) in income taxes  . . . . . . . . . .       (397)       |         38             175          (285)
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . .        495        |        157            (284)          (78)
                                                                      --------        |   --------       ---------     ---------
         Net cash provided by operating activities. . . . . . . . .     26,056        |     30,079          28,477        14,990
                                                                      --------        |   --------       ---------     ---------
                                                                                      |
                                                                                      |
Cash flows from investing activities:                                                 |
      Capital expenditures. . . . . . . . . . . . . . . . . . . . .     (8,671)       |     (3,016)         (3,557)      (13,418)
      Proceeds from sale of assets  . . . . . . . . . . . . . . . .      1,528        |      6,906           2,900        33,893
      Other, net. . . . . . . . . . . . . . . . . . . . . . . . . .       (962)       |     (1,194)           (748)         (838)
                                                                      --------        |   --------       ---------     ---------
         Net cash provided by (used in) investing activities. . . .     (8,105)       |      2,696          (1,405)       19,637
                                                                      --------        |   --------       ---------     ---------
                                                                                      |
                                                                                      |
Cash flows from financing activities:                                                 |
      Principal payments on long-term debt. . . . . . . . . . . . .     (3,658)       |          -          (5,192)      (16,087)
      Principal payments under capital lease obligations. . . . . .         -         |          -            (863)       (1,772)
      Proceeds from issuance of long-term debt. . . . . . . . . . .         -         |          -               -         1,089
      Debt issue costs. . . . . . . . . . . . . . . . . . . . . . .         -         |       (181)         (2,629)       (1,599)
      Dividends paid  . . . . . . . . . . . . . . . . . . . . . . .         -         |          -            (882)       (3,475)
      Purchase of treasury stock  . . . . . . . . . . . . . . . . .         -         |          -               -        (1,491)
      Long-term deposits  . . . . . . . . . . . . . . . . . . . . .      3,005        |          -          (3,481)            -
      Cash settlement of liabilities subject to compromise. . . . .    (36,584)       |          -               -             -
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . .         -         |          -               -           156
                                                                      --------        |   --------       ---------     ---------
         Net cash used in financing activities  . . . . . . . . . .    (37,237)       |       (181)        (13,407)      (23,179)
                                                                      --------        |   --------       ---------     ---------
                                                                                      |
                                                                                      |
Net increase (decrease) in cash and equivalents . . . . . . . . . .    (19,286)       |     32,594          14,025        11,448
Cash and equivalents - beginning of period  . . . . . . . . . . . .     65,318        |     32,724          18,699         7,251
                                                                      --------        |   --------       ---------     ---------
                     - end of period. . . . . . . . . . . . . . . .   $ 46,032        |   $ 65,318       $  32,724     $  18,699
                                                                      ========        |   ========       =========     =========


See Notes to Consolidated Financial Statements.

National Convenience Stores Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts expressed in thousands of dollars)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation - The consolidated financial statements include the accounts of National Convenience Stores Incorporated and its wholly-owned subsidiaries (the "Company") with all significant intercompany accounts and transactions eliminated in consolidation. Certain amounts in prior years have been reclassified to conform to the current year's presentation.


          Basis of Presentation - As more fully described in Notes 2 and 3 below, on February 25, 1993, a court order was entered confirming the Company's Revise Fourth Amended and Restated Joint Plan of Reorganization (the "Plan of Reorganization") by the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). As a result, the Company has adopted the recommended "fresh-start reporting" treatment for entities emerging from Chapter 11 bankruptcy reorganization, as set forth in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). For accounting purposes, the inception date for the reorganized company is deemed to be March 1, 1993. Therefore, since March 1, 1993, the Company's consolidated financial statements have been prepared as if it is a new reporting entity (the reorganized company); the term "predecessor company" relates to the Company for all periods prior to March 1, 1993. Consequently, a vertical black line has been placed to separate post-emergence operations from those prior to March 1, 1993. Accordingly, the June 30, 1993 Consolidated Balance Sheet of the reorganized company is not comparable to the June 30, 1992 Consolidated Balance Sheet of the predecessor company nor are the Consolidated Statements of Operations, Cash Flows and Stockholders' Equity (Deficit) for the period from Inception (March 1, 1993) to June 30, 1993 of the reorganized company comparable with those for the years ended June 30, 1992 and 1991 and the eight months ended February 28, 1993 of the predecessor company.


          In connection with the adoption of SOP 90-7, the Company was also required to adopt the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") as of March 1, 1993 (see
Note 10).

          Statements of Consolidated Cash Flows Supplemental Disclosures - For purposes of this statement, short-term investments which have an initial maturity of three months or less are considered cash equivalents. "Net cash provided by operating activities" includes the following cash payments and receipts ($ in thousands):

                                                      Reorganized   |
                                                        Company     |          Predecessor Company
                                                     -------------  |   --------------------------------
                                                      Period from   |       Eight
                                                       Inception    |      Months          Year Ended
                                                       (March 1,    |       Ended            June 30,
                                                        1993) to    |    February 28,    ---------------
                                                     June 30, 1993  |       1993         1992       1991
                                                     -------------  |   -------------    ----       ----
                                                                    |
Cash paid (received) for:                                           |
      Pre-petition interest                                         |
         expense . . . . . . . . . . . . . . .          $       -   |      $       -    $13,479    $21,870
                                                                    |
      Post-petition interest                                        |
         expense . . . . . . . . . . . . . . .              3,073   |             85         66          -
      Post-emergence interest                                       |
         income  . . . . . . . . . . . . . . .               (328)  |              -          -          -
      Income taxes . . . . . . . . . . . . . .                396   |            196        266        474
      Income tax refunds . . . . . . . . . . .                  -   |           (103)        (7)      (149)
      Reorganization items:                                         |
         Professional fees . . . . . . . . . .              3,085   |          4,908        475          -
         Interest income . . . . . . . . . . .                  -   |           (639)      (196)         -
         Other . . . . . . . . . . . . . . . .                  6   |            182         93          -

         Reference is made to the analysis of the reorganized company's opening balance sheet at March 1, 1993 (see Note 3) for a complete description of the non-cash financing activities recorded upon emergence from Chapter 11 bankruptcy reorganization and the resultant adoption of fresh-start reporting.

         During the eight months ended February 28, 1993, non-cash investing and financing activities were composed of one of the Company's insurance carriers exercising its right to draw down on outstanding pre-petition irrevocable letters of credit in the amount of $100,700.

         For the year ended June 30, 1992, non-cash investing and financing activities were composed of the exercise by certain officers and directors of the Company of their right to exchange $5.4 million of floating interest rate subordinated debentures for the related promissory notes held by the predecessor company. For financial reporting purposes, the promissory notes and debentures were considered to offset and, therefore, the exchange had no effect on the accompanying financial statements. In addition, $2,000 of the predecessor company's 9% Convertible Subordinated Debentures were converted into 100 shares of the predecessor company's common stock and draw downs of outstanding pre-petition irrevocable letters of credit amounting to $9.2 million were made primarily by the Company's insurance carriers for the payment of pre-petition insurance claims.

          In fiscal 1991, non-cash investing and financing activities were composed of the exchange of 400,008 shares of the predecessor company's common stock for 20,870 shares of the predecessor company's $14.375 Convertible Exchangeable Preferred Stock, Series E (the "Series E Preferred Stock") by Graystone Investments, a Texas general partnership in which a member of the Company's Board of Directors is a partner, pursuant to the terms of a Share Exchange Agreement dated November 13, 1990. Additionally, the predecessor company reacquired and subsequently retired 100 shares of its Series B Cumulative Convertible Preferred Stock and concurrently cancelled the related notes receivable totalling $249,000.

          Cash and Equivalents - The cash balance is comprised of cash and cash items in stores, in transit or in banks. Total reserved/restricted cash amounted to $6.3 million and $16.3 million at June 30, 1993 and 1992, respectively. The reserved cash balance at the conclusion of fiscal year 1993 is composed of cash accumulated in trust accounts at the Company's option for the payment of payroll, sales and gasoline taxes and state lottery sales proceeds. Total restricted cash at June 30, 1992 also includes cash collateral accounts escrowed under the terms of the Company's debtor-in-possession financing agreement in effect at that time.

          Inventories - Merchandise inventories are stated at the lower of first-in, first-out cost or market, determined by the retail inventory method; gasoline inventories are stated at average cost.

          Property and Equipment - In accordance with SOP 90-7, property and equipment were restated at March 1, 1993 to approximate fair market value as of the Effective Date (see Note 3). Subsequent additions have been recorded at cost. Provision for depreciation and amortization is made on a straight-line basis over the estimated useful lives of the assets or the lease terms, if shorter. Maintenance and repairs are charged to expense as incurred, whereas renewals and betterments are capitalized. In December 1991, in connection with the Chapter 11 filing, the Company wrote down the value of certain existing property and equipment as a result of the Company's comprehensive strategic review of operations and resultant Restructuring Charge (see Note 5).

          Reorganization Value in Excess of Amounts Allocable to Identifiable Assets -Reorganization Value in Excess of Amounts Allocable to Identifiable Assets ("Excess Reorganization Value") is being amortized on a straight-line basis over building lives, 25 years. In accordance with purchase accounting, any downward revaluations of the deferred tax asset valuation allowance (see
Note 10) will result in a reassignment of a portion of Excess Reorganization Value to Deferred Tax Assets, net.

          Income Taxes - In connection with the adoption of fresh-start reporting, the Company adopted SFAS 109, as of March 1, 1993 (see Note 10). As a result, income tax expense of the reorganized company for the period from Inception (March 1, 1993) to June 30, 1993 is recorded at the expected annual effective rate based on current federal and state statutory rates, after giving effect to the non-deductibility of the amortization of Excess Reorganization Value.

          Income tax expense for the predecessor company was recorded pursuant to the provisions of Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes" ("SFAS 96"). Under that method, in fiscal 1991, a current or deferred tax liability was recognized for the tax consequences of all events recognized in the consolidated financial statements, measured by applying the provisions of enacted tax laws and rates to the temporary differences between the tax basis of an asset or liability and the amount recorded in the consolidated financial statements. However, in fiscal 1992, the federal income tax benefit was recorded only to the extent the benefit would be offset against existing deferred income taxes payable. For the eight months ended February 28, 1993, the predecessor company was in a loss carryforward position and, therefore, pursuant to SFAS 96, no federal income tax expense was recorded, instead, all income tax expense was related to state income taxes.

          Earnings Per Share - Per share computations for the reorganized company are computed using the weighted average number of shares of Common Stock outstanding during the period, increased by the effect of common stock equivalents from stock options and warrants, when dilutive. Fully-diluted earnings per share are not shown as the difference is either immaterial or antidilutive in all periods presented.

          Earnings per share for the predecessor company are not presented since such disclosure is not meaningful as a result of the confirmation of the Plan of Reorganization.

2. CHAPTER 11 BANKRUPTCY REORGANIZATION

          Chapter 11 Bankruptcy Filing - On December 9, 1991 (the "Petition Date"), the Company and substantially all of its wholly- owned active subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. Subsequent to the Petition Date, the

Company operated its business as a debtor-in-possession under the supervision of the Bankruptcy Court. As of the Petition Date, actions to collect pre-petition indebtedness were stayed and other contractual obligations could not be enforced against the Company. In addition, under the Bankruptcy Code, the Company could reject leases and executory contracts. Parties affected by these rejections could file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the Petition Date were subject to settlement under a plan of reorganization to be voted upon by the creditors and approved by the Bankruptcy Court.

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

          The Plan of Reorganization was designed to repay all priority creditors in full on the Effective Date or thereafter as provided in the Plan of Reorganization and to repay secured creditors in full over time with interest. Allowed unsecured claims totalling approximately $137.5 million were cancelled in exchange for $9.3 million of cash, $1.0 million of new indebtedness and 5.91 million shares of newly issued Common Stock, par value $.01 per share, of the reorganized company. All existing Series E Preferred Stock and existing common stock of the predecessor company were exchanged for an aggregate distribution of 90,000 shares of the newly issued Common Stock of the reorganized company. Consequently, a total of 6.0 million shares of newly issued Common Stock of the reorganized company were issued under the Plan of Reorganization. In addition, warrants to purchase up to an additional aggregate 1.35 million shares of newly issued Common Stock at $17.75 per share were distributed to the holders of the predecessor company's two publicly-held subordinated debenture series, the Series E Preferred Stock and the old common stock. All alleged seniority rights arising under the indentures relating to the publicly-held subordinated debentures were deemed satisfied and cancelled
as of the Effective Date.   In addition, the Plan of Reorganization authorized
the issuance of stock options to purchase up to 900,000 shares of Common Stock of the reorganized company to certain key employees and directors at $10.50 per share (see Note 12).

3.  FRESH-START REPORTING

          In accounting for the effects of the reorganization, the Company has adopted the fresh-start reporting provisions of SOP 90-7 and reflected the effects of such adoption in the financial statements for the period from Inception (March 1, 1993) to June 30, 1993. SOP 90-7 is applicable because the pre-reorganization shareholders received less than 50% of the reorganized company's newly issued Common Stock and the enterprise value of the assets of the reorganized company is less than the total of all pre- petition allowed claims and post-petition liabilities.


          In adopting fresh-start reporting, the Company, with the assistance of its financial advisors, was required to determine its enterprise value, which represents the fair market value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization. The term enterprise value is synonomous with the term reorganization value as defined by SOP 90-7. After extensive negotiations between the Company and its various creditor constituencies, the Company's enterprise value was determined to be within a group of ranges that centered around a point estimate of $210.0 million. The enterprise value of the Company was determined by consideration of several factors and reliance on various valuation methods, including discounted future cash flows, market comparables and price/earnings ratios. All of the valuations depended in large part upon the Company's projected future operating results and cash flows; such projections included assumptions as to anticipated sales and margins, marketing plans, operating expense levels and capital expenditure programs. Additional assumptions and methods utilized in the determination of the enterprise value included, (i) discount rates of 11% to 14%, (ii) statutory tax rates, (iii) five year cash flows projections and (iv) terminal value based upon industry comparable multiples applied to the discounted value of its post-estimated 1998 earnings and cash flows.


          The adjustments to reflect the adoption of fresh-start reporting, including the adjustments to record assets and liabilities at their fair market values and to reflect the adoption of SFAS 109, have been reflected in the accompanying financial statements as of February 28, 1993, as Fresh-Start Adjustments. In addition, the reorganized company's opening balance sheet was further adjusted to eliminate existing equity and to reflect the aforementioned $210.0 million enterprise value, which includes the establishment of Excess Reorganization Value. Accordingly, a vertical black line is shown in the consolidated financial statements to separate post-emergence operations from those prior to March 1, 1993, since they have not been prepared on a comparable basis.

          The effect of the Plan of Reorganization and fresh-start reporting on the reorganized company's unaudited opening consolidated balance sheet as of March 1, 1993 is as follows ($ in thousands):


                                                   Pre Fresh-Start     Extra-                                     Post Fresh-Start
                                                    Balance Sheet     ordinary    Fresh-Start                       Balance Sheet
                                                  February 28, 1993   Gain (a)    Adjustments(b)    Other (c)       March 1, 1993
                                                  -----------------  -----------  ---------------   ---------     ----------------
ASSETS
Current Assets:
  Cash and equivalents  . . . . . . . . . . . . . .   $  65,318      $         -    $         -    $        -       $  65,318
  Accounts and notes receivable, net  . . . . . . .       4,333                -            (85)            -           4,248
  Inventories . . . . . . . . . . . . . . . . . . .      34,779                -           (292)            -          34,487
  Prepaid expenses  . . . . . . . . . . . . . . . .       4,521                -         (1,059)            -           3,462
                                                      ---------      -----------    -----------    ----------       ---------
    Total Current Assets  . . . . . . . . . . . . .     108,951                -         (1,436)            -         107,515

Property and Equipment, net . . . . . . . . . . . .     156,389                -         (3,283)            -         153,106
Reorganization Value in Excess of Amounts
  Allocable to Identifiable Assets, net . . . . . .           -                -              -        47,636          47,636
Deferred Tax Asset, net . . . . . . . . . . . . . .           -                -          1,349             -           1,349
Other Assets, net . . . . . . . . . . . . . . . . .      12,939             (450)        (3,282)            -           9,207
                                                      ---------      -----------    -----------    ----------       ---------
                                                      $ 278,279      $      (450)   $    (6,652)   $   47,636       $ 318,813
                                                      =========      ===========    ===========    ==========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable and accrued expenses . . . . . .   $  44,097      $         -    $     8,238    $        -       $  52,335
  Pre-petition liabilities payable in cash  . . . .           -           20,554            259             -          20,813
  Current portion of long-term debt (d)   . . . . .      22,353            3,968              -             -          26,321
                                                      ---------      -----------    -----------    ----------       ---------
    Total Current Liabilities . . . . . . . . . . .      66,450           24,522          8,497             -          99,469

Liabilities Subject to Compromise . . . . . . . . .     293,817         (287,015)        (6,802)            -               -
Long-Term Debt  . . . . . . . . . . . . . . . . . .           -          135,306              -             -         135,306
Other Liabilities and Deferred Revenue  . . . . . .      27,523            2,371         (8,729)            -          21,165

Commitments and Contingent Liabilities  . . . . . .           -                -              -             -               -

Stockholders' Equity (Deficit):
  Series E Preferred Stock  . . . . . . . . . . . .         245                -              -          (245)              -
  Common Stock, par value $.01 per share;
    50,000,000 shares authorized; 6,000,000
    shares issued and outstanding . . . . . . . . .           -               60              -             -              60
  Common Stock, par value $.412/3 per share;
    50,000,000 shares authorized; 24,001,984
    shares issued . . . . . . . . . . . . . . . . .      10,001                -              -       (10,001)              -
  Additional paid-in capital  . . . . . . . . . . .     108,544           62,813              -      (108,544)         62,813
  Retained earnings (deficit) . . . . . . . . . . .    (189,405)          61,493            382       127,530               -
                                                      ---------      -----------    -----------    ----------       ---------
                                                        (70,615)         124,366            382         8,740          62,873

Less:
  Treasury stock  . . . . . . . . . . . . . . . . .      15,729                -              -       (15,729)              -
  Note receivable . . . . . . . . . . . . . . . . .      23,167                -              -       (23,167)              -
                                                      ---------      -----------    -----------    ----------       ---------
    Total Stockholders' Equity (Deficit)  . . . . .    (109,511)         124,366            382        47,636          62,873
                                                      ---------      -----------    -----------    ----------       ---------
                                                      $ 278,279      $      (450)   $    (6,652)   $   47,636       $ 318,813
                                                      =========      ===========    ===========    ==========       =========


(a) To record the settlement of liabilities subject to settlement under the Plan of Reorganization (see Note 4).
(b) To record the adjustments to state assets and liabilities at fair market value and to record the cumulative effect of adopting SFAS 109 as of March 1, 1993.
(c) To record the adjustments to cancel old equity, to zero out the retained deficit and to adjust assets to reflect the $210.0 million enterprise value.
(d)  Includes $16.0 million payable to secured debt holders on the Effective
     Date.

          The following unaudited Consolidated Pro Forma Statement of Operations reflects the financial results of the Company as if the Plan of Reorganization and change in accounting principle had been effective July 1, 1992 (amounts in thousands, except per share amount):



                                                                           Twelve Months Ended June 30, 1993
                                                                   ----------------------------------------------------
                                                                   Historical         Adjustments            Pro Forma
                                                                   ----------         -----------            ---------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $878,852          $       -              $878,852

Costs and Expenses:
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . .        651,658                  -               651,658
  Operating expenses  . . . . . . . . . . . . . . . . . . . .        162,519                1,067 (a)         163,586
  General and administrative expenses . . . . . . . . . . . .         31,775                  -                31,775
  Interest expense  . . . . . . . . . . . . . . . . . . . . .          4,410                5,940 (b)          10,350
  Special charge  . . . . . . . . . . . . . . . . . . . . . .          6,561                  -                 6,561
                                                                   ---------          -----------            --------
                                                                     856,923                7,007             863,930
                                                                   ---------          -----------            --------

Earnings (Loss) Before Reorganization Expenses,
  Fresh-Start Adjustments, Income Taxes
  and Extraordinary Gain  . . . . . . . . . . . . . . . . . .         21,929               (7,007)             14,922

Reorganization Expenses, net  . . . . . . . . . . . . . . . .          8,124               (8,124)(b)             -
                                                                   ---------          -----------            --------

Earnings Before Fresh-Start Adjustments,
  Income Taxes and Extraordinary Gain . . . . . . . . . . . .         13,805                1,117              14,922

Fresh-Start Adjustments . . . . . . . . . . . . . . . . . . .            382                 (382) (b)            -
                                                                   ---------          -----------            --------

Earnings Before Income Taxes
  and Extraordinary Gain  . . . . . . . . . . . . . . . . . .         14,187                  735              14,922

Income Tax Expense  . . . . . . . . . . . . . . . . . . . . .          3,002                3,102 (c)           6,104
                                                                   ---------          -----------            --------

Earnings Before Extraordinary Gain  . . . . . . . . . . . . .         11,185               (2,367)              8,818

Extraordinary Gain  . . . . . . . . . . . . . . . . . . . . .         61,493              (61,493)(b)             -
                                                                   ---------          -----------            --------

Net Earnings (Loss) . . . . . . . . . . . . . . . . . . . . .      $  72,678          $   (63,860)           $  8,818
                                                                   =========          ===========            ========

Earnings Per Share(d) . . . . . . . . . . . . . . . . . . . .                                                $   1.35
                                                                                                             ========

Weighted Average Common and Common
  Equivalent Shares Outstanding . . . . . . . . . . . . . . .                                                   6,855
                                                                                                             ========


(a)  To record a full year's amortization of Excess Reorganization Value.
(b) To record interest expense on the debt incurred in connection with the Plan of Reorganization and to eliminate Reorganization Expenses, Fresh-Start Adjustments and the Extraordinary Gain.
(c)  To record income tax expense as a result of adopting SFAS 109.
(d) Earnings Per Share is calculated based on Net Earnings, as adjusted to reflect decreased interest expense (net of tax) assuming conversion of stock options.

(e) Pro Forma Net Earnings per share are $12,943 and $1.95, respectively when Special Charge of $6,561, related to an increase in environmental remediation reserves is excluded.

4.  EXTRAORDINARY GAIN

          The Plan of Reorganization resulted in the discharge of an estimated $309.4 million of pre-petition claims against the Company through the distribution of $36.5 million in cash, $145.6 million of debt and the issuance of 6.0 million shares of new Common Stock and 1.35 million warrants to purchase Common Stock. The value of the cash, debt instruments and securities distributed was $61.5 million less than the claims and the resultant gain was recorded as an extraordinary gain.

5.  RESTRUCTURING AND OTHER SPECIAL CHARGES

          In connection with the Chapter 11 filing, management of the Company performed a comprehensive strategic review of company and store operations which resulted in the recording of Restructuring and Other Special Charges of $168.1 million in December 1991. The charges are summarized as follows ($ in thousands):

Restructuring Charges:


  Write-off of net book value of closed stores and
    rejected leases and record reserves for anticipated
    market divestitures and nonperforming
    leaseholds  . . . . . . . . . . . . . . . . . . . . . .     $ 44,438
  Write-down of nonoperating properties to
    fair market value . . . . . . . . . . . . . . . . . . .       12,602
  Write-off of net book value of goodwill . . . . . . . . .       21,357
  Write-off of net book value of debt issue costs
    and other deferred charges  . . . . . . . . . . . . . .        9,435
  Other write-offs and reserves associated
    with the Chapter 11 filing  . . . . . . . . . . . . . .       13,201
                                                                --------
      Total Restructuring Charges . . . . . . . . . . . . .      101,033
                                                                --------
Other Special Charges:
  Increase in insurance reserves  . . . . . . . . . . . . .       46,632
  Reserve for environmental costs . . . . . . . . . . . . .       12,822
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .        7,619
                                                                --------
      Total Other Special Charges . . . . . . . . . . . . .       67,073
                                                                --------
        Total . . . . . . . . . . . . . . . . . . . . . . .     $168,106
                                                                ========


          Restructuring Charges - A strategic review of company and store operations performed by management resulted in the Company filing motions with the Bankruptcy Court to reject 188 leases covering stores already closed as of the Petition Date. In addition, after the Petition Date, the Company closed or sold 267 stores (244 of which were leased). The Company's store closure and associated lease rejection programs were based on evaluations of individual stores, taking into consideration factors such as historical and projected cash flow, lease or ownership terms, age and condition of the property, the nature and amount of insurance claims, competition and the potential for future changes to any of the foregoing. In connection with the review, the Company wrote off the $16.2 million net book value of buildings and leasehold improvements for such rejected leases and closed stores and wrote down the related store equipment by $9.0 million to estimated salvage value. A reserve of $10.2 million was also recorded to cover anticipated future lease settlement claims. In addition, the strategic review identified two geographical markets for probable divestiture and the Company recorded a reserve of $9.0 million for the expected loss upon divestiture. On July 10, 1992, the Company consummated the sale of one of the identified markets, San Francisco Bay area, for which the resultant loss was adequately reserved.

          In order to reduce cash expenditures, the Company's new store development program was eliminated concurrent with the Chapter 11 filing. Consequently, the Company elected to write down its nonoperating properties (primarily undeveloped real estate) to current fair market value.

          Due to the significant losses recorded by the Company prior to the Petition Date, as well as the Chapter 11 filing itself, management of the Company concluded that the goodwill previously recorded had been permanently impaired and, therefore, it was written off.

          As a result of the decline in the Company's financial condition and the Chapter 11 filing, all debt previously classified as long-term became immediately due and payable under the terms of the related debt instruments. Consequently, the Company wrote off the debt issue costs of $4.9 million which were previously scheduled to be amortized over the remaining life of the associated loans. Similarly, management of the Company reviewed various other intangible assets and deferred charges and concluded that their value became permanently impaired as a result of the Chapter 11 filing.

          Other charges associated with the Chapter 11 filing consist primarily of an allowance for doubtful accounts receivable of $3.9 million and a reserve of $5.0 million for expenses associated with the Company's Employee Stock Ownership Plan (the "ESOP"). As a result of the proposed termination of the ESOP, the Company eliminated the ESOP reserve as a Fresh-Start Adjustment (see Notes 3 and 12).


          Other Special Charges - As a result of significant increases in adverse claims experience as well as an increase in the frequency of the violence and severity of claims, management of the Company implemented a detailed study of the Company's insurance reserves which gave consideration to the nature and frequency of claims, as well as historical settlements. The loss development factors are actuarially-determined ratios devised to factor in the Company's prior history with similar claims, taking into account the age, nature, severity and frequency of such claims. Based upon this analysis, which was completed during the second quarter of fiscal 1992, the Company recorded a $46.6 million charge to increase its insurance reserves.



          During the second quarter of fiscal 1992, the Company completed a comprehensive plan covering its underground storage tanks in light of the expected funding shortfalls in the various state reimbursement programs. As a result, the Company recorded an increase to the reserve for environmental remediation costs in the amount of $12.8 million in the second quarter of fiscal 1992. In connection with an updated environmental remediation cost analysis, the Company increased its reserves for future environmental remediation and related tank removal costs by an additional $6.6 million in February 1993. (See Note 11)


6.  PROPERTY AND EQUIPMENT

                                                                June  30,
                                                       --------------------------
                                                         1993              1992
                                                       --------          --------
Owned property:
  Land  . . . . . . . . . . . . . . . . . . . . . .    $ 40,592          $ 42,646
  Buildings . . . . . . . . . . . . . . . . . . . .      40,109            67,653
  Leasehold improvements  . . . . . . . . . . . . .      17,472            32,314
  Equipment and fixtures. . . . . . . . . . . . . .      64,361           105,134
                                                        -------          --------
                                                        162,534           247,747

  Less accumulated depreciation                           6,006            83,681
                                                        -------           -------
                                                        156,528           164,066

Store property under capital leases . . . . . . . .           -            17,200
  Less accumulated amortization . . . . . . . . . .           -            11,661
                                                       --------          --------
                                                              -             5,539
                                                       --------          --------
                                                       $156,528          $169,605
                                                       ========          ========


          In accordance with the adoption of fresh-start reporting, adjustments were made to restate gross property and equipment at net book value as of the Effective Date and, accordingly, to restate accumulated depreciation to zero. Management of the Company believes the restated balances approximate fair market value as of the Effective Date (see Note 3).

          The annual provision for depreciation has been computed principally in accordance with the following rates and ranges of rates applied on the straight-line method: Buildings, 4%; Leasehold improvements, 7% - 10%; Equipment and fixtures, 11% - 17%; Store property under capital leases, 4% - 5%.

          On July 10, 1992, the Company consummated the sale of 21 operating convenience stores together with related inventories and equipment located in and around the San Francisco Bay area to The Customer Company and its affiliated California general partnership for $3.1 million. The Bankruptcy Court approved the sale of such properties on July 1, 1992. Pursuant to the Company's then existing debtor-in-possession financing agreement, the proceeds were held in escrow pending completion of the Chapter 11 bankruptcy reorganization. Upon confirmation of the Plan of Reorganization, the proceeds were used to pay down the Company's bank debt. The resultant loss was previously provided for in the restructuring charge recorded in December 1991.

          On April 17, 1991, the Company completed the sale to BP Oil Company of 27 operating convenience stores and related inventories and equipment located in the West Palm Beach, Florida area for approximately $21.7 million. On May 30, 1991, the Company completed the sale to Diamond Shamrock, Inc. of 24 operating convenience stores and related inventories and equipment located in the El Paso, Texas area for approximately $13.7 million. The Company recorded a pretax gain of $13.0 million relative to these sales during 1991. Proceeds, net of closing costs, were used for general corporate purposes and to retire debt.

7.  OTHER ASSETS

                                                                June  30,
                                                         ----------------------
                                                         1993              1992
                                                        -------           -------
Nonoperating properties . . . . . . . . . . . . . .     $ 2,963           $  5,151
Long-term deposits  . . . . . . . . . . . . . . . .           -              3,481
Other assets  . . . . . . . . . . . . . . . . . . .       2,774              5,385
                                                        -------           --------
                                                        $ 5,737           $ 14,017
                                                        =======           ========


          Nonoperating properties include excess and surplus real estate.

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                June  30,
                                                        -------------------------
                                                         1993              1992
                                                        -------          --------
Accounts payable  . . . . . . . . . . . . . . . . .     $26,205          $ 9,732
Accrued sales and property taxes  . . . . . . . . .       9,991           11,929
Accrued insurance . . . . . . . . . . . . . . . . .       9,828            3,884
Accrued salaries and wages  . . . . . . . . . . . .       4,573            2,925
Accrued reorganization professional fees  . . . . .       9,813            2,979
Other accrued expenses  . . . . . . . . . . . . . .       7,985            8,023
                                                        -------          -------
                                                        $68,395          $39,472
                                                        =======          =======


        The June 30, 1992 insurance reserve consists of liabilities related to the period subsequent to Petition Date. Insurance reserves related to pre-petition claims, which total $40.8 million at June 30, 1992, are reflected in Liabilities Subject to Compromise.


9.  DEBT

          Pursuant to the Plan of Reorganization, the Company entered into new long-term debt agreements which replaced certain pre- petition instruments, as well as the Company's debtor-in-possession financing.

          As of June 30, 1993, long-term debt consisted of the following ($ in thousands):


Term Loan, due 2000 . . . . . . . . . . . . . .      $ 67,957
Revolving Credit Agreement  . . . . . . . . . .             -
Letter of Credit Agreement, due 2000  . . . . .         3,988
Mortgage notes on real estate, due 2003 . . . .        62,271
Other notes payable, due through 2000 . . . . .         7,716
                                                     --------
                                                      141,932
      Less amounts due within one year  . . . .        10,373
                                                     --------
                                                     $131,559
                                                     ========

      Term Loan - Pursuant to the Plan of Reorganization, the Company entered into a term loan agreement (the "Term Loan") on March 9, 1993 with NationsBank of Texas, N. A., as agent (the "Lender") whereby all of the outstanding balances of the Company's pre- petition credit facilities, including the ESOP Loan (see Note 12), the revolving credit facility, as well as drawn and undrawn letters of credit, were combined into the Term Loan. The original loan amount of $70.9 million also included accrued interest at 7.5% during the pendency of the Chapter 11 proceedings. The Term Loan, excluding the portion attributable to undrawn letters of credit, bears interest at the Company's option of 1% above the prime rate of the Lender, various margins above the United States Treasury Securities rate or Eurodollar rates. The Company is required to make scheduled quarterly principal payments in ascending amounts with a final payment of $8.5 million on March 31, 2000. Principal payments attributable to undrawn letters of credit will be held in an interest-bearing cash collateral account until such time as the letters of credit are drawn; should the letters of credit expire before being drawn, any excess cash held in the cash collateral account will be refunded to the Company.

          The Company is required to reduce its aggregate borrowing capacity under the Term Loan with the net cash proceeds from the sale of assets. The Term Loan, along with the Revolving Credit Agreement and Letter of Credit Agreement discussed below, are secured by substantially all assets of the Company, its subsidiaries and the subsidiaries' stock. The Term Loan contains limitations customarily found in such agreements on the incurrence of additional debt, the execution of sale and leaseback transactions, investments, any consolidation or merger of the Company, treasury stock purchases and cash dividends. The Term Loan limits capital expenditures to specified amounts over defined periods during the period of the Term Loan. In addition, the Term Loan establishes requirements as to the maintenance of certain financial ratios and coverage tests relating to working capital, indebtedness, net worth and cash flow, which must be satisfied quarterly.


        Below is a table illustrating primary financial ratios and coverage tests ("Covenants") as of June 30, 1993 associated with the Company's long-term bank debt instruments.




     Covenant                                                                Required                Actual
     --------                                                                --------            -------------
Current Ratio (minimum)                                                          90%                 115%
Total Borrowed Funds to Consolidated Net Worth (maximum)                        438%                 415%
Maximum Total Liabilities to Consolidated Net Worth                             400%                 353%
Minimum Consolidated Net Worth                                               $61,400,000          $67,262,000
Minimum Interest Coverage Ratio                                                 200%                 516%
Consolidated Fixed Charge Coverage Ratio (minimum)                              105%                 171%
Minimum EBITDA                                                               $ 6,825,000          $12,065,000
Capital Expenditures (maximum)                                               $ 7,600,000          $ 6,303,000



        Covenants noted above are computed as defined per the Company's long-term bank debt instrument agreements. At June 30, 1993, the Company was in compliance with such Covenants.



          Revolving Credit Agreement - Effective with the emergence from Chapter 11 bankruptcy reorganization on March 9, 1993, the Company entered into a revolving credit facility (the "Revolving Credit Agreement") with the Lender, as agent, to provide financing for general corporate purposes. The Revolving Credit Agreement replaced the Company's previous $8.0 million "debtor-in-possession" facility. The Revolving Credit Agreement provides for the borrowing and/or issuance of letters of credit in the aggregate of up to $8.0 million, increasing to $11.0 million during the period from November 1 through May 1 of each year. The Revolving Credit Agreement requires that, during each fiscal year, the Company pay off all outstanding cash borrowings thereunder for a period of 30 consecutive days, commencing with the 1994 fiscal year. Letter of credit issuances cannot exceed $8.0 million and cash borrowings are limited to the commitment limit less letters of credit outstanding. At June 30, 1993, no borrowings were outstanding under the agreement; however, $6.4 million letters of credit were issued and outstanding. Cash borrowings under the Revolving Credit Agreement bear interest at 1% above the prime rate of the Lender. Any remaining outstanding principal balance becomes due and payable on September 30, 1994, which may be extended at the Company's option to September 30, 1995, if certain conditions are met. The Revolving Credit Agreement contains provisions similar to the Term Loan with respect to collateralization, reduction of outstanding loan balances with asset sales proceeds, limitations of Company actions and the maintenance of certain financial ratios and coverage tests.

          Letter of Credit Agreement - Pursuant to the Plan of Reorganization, the Company entered into a Letter of Credit Agreement (the "Letter of Credit Agreement") with Bank of America National Trust and Savings Association ("Bank of America") which provided for the repayment of $4.2 million of pre-petition letters of credit which were undrawn as of the Effective Date. The Letter of Credit Agreement provides for an interest rate of 1% above the prime rate of Bank of America on any subsequently drawn upon balances and the Company is required to make quarterly principal payments in ascending amounts with a final payment of $474,000 on March 31, 2000. All principal payments in excess of drawn down amounts will be held in an interest-bearing cash collateral account until such time as the letters of credit are drawn; should the letters of credit expire before being drawn, any excess cash will be refunded to the Company. The Letter of Credit Agreement contains provisions similar to the Term Loan with respect to collateralization, reduction of outstanding loan balances with asset sales proceeds, limitations of Company actions and the maintenance of certain financial ratios and coverage tests. As of June 30, 1993, the outstanding undrawn letters of credit amounted to $4.0 million.

          Mortgage Notes on Real Estate - Pursuant to the Plan of Reorganization, the Company modified its pre-petition mortgage notes payable for new notes payable bearing interest at 9.5%, increasing to 11% in 2001 and 12% in 2002. The Company is required to make quarterly principal payments on the notes payable and the unpaid balances mature on September 30, 2003.

          Aggregate maturities on long-term debt for the next five fiscal years are as follows:

           June 30,
           --------
             1994 . . . . . . . . . . . . .     $10,373
             1995 . . . . . . . . . . . . .      12,385
             1996 . . . . . . . . . . . . .      11,950
             1997 . . . . . . . . . . . . .      11,901
             1998 . . . . . . . . . . . . .      12,937

          Interest - Effective with the Petition Date, the Company recorded interest expense only for those pre-petition debt instruments which were fully secured and for all debtor-in-possession financing. As of the Effective Date, the Company resumed recording interest expense as incurred.

10.  INCOME TAXES
     Income tax expense (benefit) consists of:


                                                             Reorganized    |
                                                               Company      |              Predecessor Company
                                                         ------------------ |  -------------------------------------------
                                                             Period From    |
                                                              Inception     |     Eight Months        Year Ended June 30,
                                                         (March 1, 1993) to |        Ended        ------------------------
                                                            June 30, 1993   |  February 28,1993     1992             1991
                                                         ------------------ |  ----------------   --------        --------
                                                                            |
Current:                                                                    |
  Federal . . . . . . . . . . . . . . . . . . . . .             $  328      |      $     -        $      -        $    161
  State . . . . . . . . . . . . . . . . . . . . . .                167      |          133             420              38
                                                                ------      |      -------        --------        --------
                                                                   495      |          133             420             199
  Deferred  . . . . . . . . . . . . . . . . . . . .              2,374      |            -         (11,271)         (9,114)
                                                                ------      |      -------        --------        --------
                                                                $2,869      |      $   133        $(10,851)       $ (8,915)
                                                                ======      |      =======        ========        ========
                                                                            |
                                                                            |
Deferred taxes result from:                                                 |
                                                                            |
  Decelerated depreciation  . . . . . . . . . . . .             $ (868)     |      $(1,736)       $ (1,965)       $ (2,045)
  Capitalized interest  . . . . . . . . . . . . . .                 34      |           69             100             101
  Insurance payments in excess of                                           |
    (less than) accrued amounts . . . . . . . . . .                169      |          337           4,719            (495)
  Excess of tax over book losses (gains)                                    |
    on sales of assets  . . . . . . . . . . . . . .                138      |          276           3,317          (4,519)
  Excess of tax over book provisions for                                    |
    soil remediation and closed stores  . . . . . .                190      |          381             918             132
  Reorganization and restructuring                                          |
    charges providing current expense (benefit) . .              1,678      |          115         (18,360)               -
  Tax benefit of net operating                                              |
    loss carryforwards  . . . . . . . . . . . . . .              1,295      |            -               -            (973)
  Other, net  . . . . . . . . . . . . . . . . . . .               (262)     |          558               -          (1,315)
                                                                ------      |      -------        --------        --------
                                                                $2,374      |      $     -        $(11,271)       $ (9,114)
                                                                ======      |      =======        ========        ========


    A reconciliation of the Company's effective tax rate with the statutory federal income tax rate is as follows:



                                                             Reorganized     |
                                                               Company       |              Predecessor Company
                                                         ------------------  | --------------------------------------------
                                                             Period From     |
                                                              Inception      |   Eight Months        Year Ended June 30,
                                                         (March 1, 1993) to  |       Ended         ------------------------
                                                            June 30, 1993    | February 28,1993     1992             1991
                                                         ------------------  | ----------------    -------          -------
Method of accounting                                          SFAS 109       |      SFAS 96        SFAS 96          SFAS 96
                                                                             |
                                                                             |
Income tax expense (benefit) at statutory rate  . .            34.0%         |       34.0%         (34.0)%          (34.0)%
Targeted jobs tax credit  . . . . . . . . . . . . .             -            |        -              (.3)            (3.9)
Net operating loss carryforwards  . . . . . . . . .             -            |      (34.0)           -                -
Reorganization and restructuring charges                                     |
  not providing current tax benefit . . . . . . . .             -            |        -             28.8              -
Amortization of Excess Reorganization Value . . . .             2.5          |        -              -                -
State income taxes, net . . . . . . . . . . . . . .             3.0          |        1.9            -                -
Other, net  . . . . . . . . . . . . . . . . . . . .             -            |        -              -               (8.1)
                                                               ----          |      -----          ------           ------
                                                               39.5%         |        1.9%          (5.5)%          (46.0)%
                                                               ====          |       =====          ======           ======

          In connection with the adoption of fresh-start reporting, the Company adopted SFAS 109, as of March 1, 1993. With the adoption of SFAS 109, income tax expense of the reorganized company, for the period from Inception (March 1, 1993) to June 30, 1993, is recorded at the expected annual effective rate based on current federal and state statutory rates, after giving effect to the non-deductibility of the amortization of Excess Reorganization Value.

          Income tax expense for the predecessor company was recorded pursuant to the provisions of SFAS 96. Under that method, in fiscal 1991, a current or deferred tax liability was recognized for the tax consequences of all events recognized in the consolidated financial statements, measured by applying the provisions of enacted tax laws and rates to the temporary differences between the tax basis of an asset or liability and the amount recorded in the consolidated financial statements. However, in fiscal 1992, the federal income tax benefit was recorded only to the extent the benefit would be offset against existing deferred income taxes payable. For the eight months ended February 28, 1993, the predecessor company was in a loss carryforward position and, therefore, pursuant to SFAS 96, no federal income tax expense was recorded, instead, all income tax expense was related to state income taxes.

          Under the liability method specified by SFAS 109, the deferred tax liability is determined based on the difference between the financial reporting and tax basis of assets and liabilities and enacted tax rates which will be in effect for the years in which the differences are expected to reverse. In the Company's case, the deferred tax liability is more than fully offset by a deferred tax asset representing the tax-effected cumulative net operating loss carryforwards, tax credit carryforwards, and deductible temporary differences, subject to applicable limits and an asset valuation allowance.

          Significant components of the Company's net deferred tax asset as of June 30, 1993, were as follows:

Deferred tax assets:
  Reserves not currently deductible . . . . . . . . .      $ 23,354
  Interest and other expenses previously expensed
    for book purposes . . . . . . . . . . . . . . . .         3,935
  Operating loss carryforwards  . . . . . . . . . . .        18,530
  Tax credit carryforwards  . . . . . . . . . . . . .         6,898
  Other . . . . . . . . . . . . . . . . . . . . . . .           888
                                                           --------
                                                             53,605
                                                           --------
Deferred tax liabilities:
  Tax over book depreciation  . . . . . . . . . . . .       (17,597)
  Differences between book and tax basis of property        (14,784)
  Other . . . . . . . . . . . . . . . . . . . . . . .          (121)
                                                           --------
                                                            (32,502)
Deferred tax asset valuation allowance  . . . . . . .       (15,038)
                                                           --------
  Net deferred tax asset  . . . . . . . . . . . . . .      $  6,065
                                                           ========


          The Company provided a valuation allowance of $15.0 million against deferred tax assets recorded as of June 30, 1993. During the period from Inception (March 1, 1993) to June 30, 1993, the valuation allowance decreased by $5.6 million. The valuation allowance was reduced as a consequence of the substantial earnings generated by the Company since March 1, 1993, indicating an increased probability of realizing deferred tax assets in the future. The remaining valuation allowance is deemed appropriate by management in view of the expiration dates of the net operating losses and tax credits and the uncertainty created by tax and economic policy proposals being considered by the federal government. The decrease in the valuation allowance was recorded as a reduction of the Excess Reorganization Value. If the full value of deferred tax assets is to be realized in future years, Excess Reorganization Value will be further reduced by $15.0 million.

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

          After an ownership change, Section 382 (l)(5) requires a reduction in the amount of net operating loss carryforwards and other tax attributes. As of June 30, 1993, the net operating loss carryforward is estimated to have been reduced to $54.5 million as a result of the adjustments required by Section 382, as well as the application of the losses to reduce taxable income for the year ended June 30, 1993. Section 382 will also require the Company to reduce the tax basis of its depreciable assets by approximately $40 million. The Company expects to be able to use the remaining net operating losses, tax credits and other tax attributes to offset future income taxes, subject to applicable limits. However, should a second ownership change occur within two years of the first ownership change, all of the remaining pre-confirmation net operating losses and other tax attributes would be eliminated. Consequently, the Plan of Reorganization provided for the Company's Restated Certificate of Incorporation dated March 9, 1993, to contain restrictions through June 30, 1996, on the transfer of stock by the reorganized company's 5% stockholders.

          In the opinion of management, adequate provision has been made for income taxes and any adjustments which have been or may be determined to be necessary will not materially affect the Company's financial position.

11.  COMMITMENTS AND CONTINGENCIES

          The operation and ownership of underground gasoline storage tanks ("USTs") is subject to federal, state and local laws and regulations. Federal regulations issued in 1984 and amended in 1988 pursuant to the Resource Conservation and Recovery Act, required the Environmental Protection Agency (the "EPA") to establish a comprehensive regulatory program for the detection, prevention and clean-up of leaking USTs.

          The EPA has issued regulations that establish requirements for (i) maintaining leak detection methods and equipment, (ii) upgrading USTs, (iii) taking corrective action in response to leaks, (iv) closing USTs to prevent future leaks, (v) keeping appropriate records and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. These regulations also empower states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. In order to ensure compliance with the federal and state environmental laws, the Company has developed a comprehensive gasoline plan. During fiscal 1993, the Company refined the plan such that presently its primary focus is on upgrading gasoline dispensing equipment in accordance with upcoming deadlines imposed by regulatory authorities and on providing for the clean-up of existing and future contaminated sites. The gasoline plan generally covers all properties owned by the Company and leases assumed pursuant to the terms of the Plan of Reorganization.

          Environmental Capital Commitments - To meet the minimum federal leak detection requirements, all product lines had to have line leak detectors installed by December 22, 1990, and by December 22, 1993, all existing USTs owned or operated by the Company are required to maintain approved tank leak detection methods. The Company has chosen, in most cases, to meet this requirement by utilizing annual tank testing with daily inventory reconciliation. Also, the Company installed pressurized distribution piping with automatic line leak detectors by December 22, 1990, in accordance with the regulations.

          In addition, the federal regulations require the Company to have installed spill/overfill and corrosion protection equipment by December 22, 1998. However, the State of Texas requires all USTs to be upgraded with the spill/overfill prevention equipment by December 22, 1994. The Company estimates that, as of June 30, 1993, 68% of its tanks have spill/overfill prevention equipment installed. The Company's 1994 capital budget contains the necessary funds to upgrade the remaining tanks with spill/overfill prevention equipment and, consequently, the Company anticipates it will be in compliance with the December 22, 1994 deadline imposed by the State of Texas. The Company further estimates that 67% of its USTs are protected from corrosion either by installing fiberglass or steel fiberglass tanks or by upgrading existing steel tanks with cathodic protection. Management of the Company believes that the Company's long-range capital budget contains sufficient funds necessary to upgrade the remaining tanks prior to the December 22, 1998 deadline.

          In addition to the foregoing, the EPA has ranked the air quality in major cities in the United States based on the level of ozone measured. Four areas in which the Company conducts operations are considered to be ozone non-attainment areas: Southern California, Houston, Atlanta and the Dallas-Fort Worth area. Since the Company's Southern California properties have been equipped with Stage II Vapor Recovery Equipment for over five years and are in compliance with the even more stringent state regulations, further equipment upgrades in Southern California are not necessary. Both the Houston and Atlanta areas are classified in the severe ozone non-attainment category while the Dallas-Fort Worth area is classified in the moderate ozone non-attainment category. Under rules promulgated by the EPA in late 1992, gasoline dispensing facilities in all three areas are required to have Stage II Vapor Recovery Equipment by the following deadlines:

          May 15, 1993 -         Any new gasoline unit installed after
                                 November 15, 1990.

          November 15, 1993 -    Any unit that has dispensed gasoline in excess of
                                 100,000 gallons in any one month since January 1991.

          November 15, 1994 -    All remaining units except those that have not
                                 dispensed more than 10,000 gallons in any one month
                                 since January  1991.

          However, a lawsuit was filed against the EPA in late 1992 in federal district court by two convenience store operators, seeking to require the EPA to support the alternative installation of on-board vapor recovery canisters on automobiles in certain instances. A settlement was reached on June 2, 1993, in which the EPA agreed to issue a final rule by January 22, 1994, promulgating standards for on-board canisters. Under the Clean Air Act of 1990, once the EPA issues the on-board canister rule, gasoline dispensing facilities in moderate ozone non-attainment areas will not be required under federal law to install Stage II Vapor Recovery Equipment. After the on-board canister rule is issued states may revise their State Implementation Plans ("SIP") to conform with federal standards for the moderate ozone non-attainment areas. However, it is the Company's understanding that the State of Texas does not intend to revise its SIP and, consequently, the Dallas-Fort Worth area must continue to adhere to the aforementioned Stage II Vapor Recovery Equipment implementation schedule.

          During fiscal 1993, the Company spent $4.4 million on environmental capital equipment, including $3.1 million on Stage II Vapor Recovery Equipment. In order to ultimately comply with the aforementioned regulations by the deadlines described, the Company estimates it will have to spend approximately $23.6 million on additional equipment and installation through fiscal 1999, including $12.7 million for Stage II Vapor Recovery Equipment.


        Environmental Remediation Contingency - [During the second quarter of fiscal year 1992 the Company completed a comprehensive plan covering its underground storage tanks in light of the expected funding shortfalls in the various state reimbursement programs. As a result, the Company recorded an increase to the environmental remediation reserve of $12.8 million in the second quarter of fiscal year 1992. The majority of the Company's environmental remediation expenditures relate to the clean-up of contaminated soil caused by leaking underground gasoline storage tanks and underground piping systems. In connection with an updated environmental remediation cost analysis, upon emerging from Chapter 11 bankruptcy reorganization the Company increased its reserve for future environmental remediation and tank removal costs by an additional $6.6 million in February 1993. At June 30, 1993, remediation reserve totalled $18.2 million. Included in this reserve is approximately $4 million of reimbursements from established state trust funds which the Company believes to be probable of recovery. The actual cost of remediating contaminated sites and removing tanks may be substantially lower or higher than that reserved due to the difficulty in estimating such costs and due to potential changes in the status of regulation and state reimbursement programs.] The Company does not believe that any such amount below or in excess of that accrued is reasonably estimable.


          The states in which the Company operates, or has previously operated, have established trust funds for the reimbursement of costs related to remediation activities. The Company pays different fees to each state to participate in these trust programs and the Company has successfully filed for reimbursement claims in Texas and Tennessee. Since 1988, the Company has spent approximately $10.1 million for remediation activities at sites the Company is operating or has previously operated. Approximately 46% of such costs qualify for reimbursement from the various trust funds and the Company has been reimbursed $3.7 million for such costs through June 30, 1993. However, the Company received only $253,000 in reimbursements from the State of Texas during fiscal 1993. According to published reports, the Texas Petroleum Storage Tank Reimbursement Fund was depleted during the year which has necessitated delaying payment on reimbursement applications. As of June 30, 1993, the Company had filed claims with the State of Texas for $502,000 on which reimbursement has been delayed. While the Company believes the reimbursements are collectible, the Company estimates it could be several years before reimbursement occurs.
In addition,
the State of California has received $626,000 of preliminary qualifying applications by the Company; however, the state has grouped claimants into four classes of priority and the Company is in the lowest priority. Consequently, reimbursement in the next three to four years is considered remote; therefore, the Company has charged this receivable against the remediation reserve.

          The Company is required by state regulations to maintain evidence of financial responsibility for taking corrective action on remediation activities. In order to be in compliance with these requirements, the Company has established and maintains a $2.0 million letter of credit issued by a commercial bank.

          Chapter 11 Proceedings - The Bankruptcy Court continues to exercise the authority to resolve disputes on pre-petition claims of creditors, to make rulings on matters related to the assumption or rejection of executory contracts and leases pursuant to the Plan of Reorganization and to make judgments on other matters related to the Plan of Reorganization. Based on the Company's estimate of the amount of such claims that ultimately will be allowed by the Bankruptcy Court, the Company has reserved for payment of certain classes of claims against the Company. Both the cash portion and the deferred portion of such amounts include amounts with respect to claims that have been allowed, as well as amounts with respect to claims that are still being disputed by the Company. While there can be no assurance that the actual amounts of such claims that are ultimately allowed by the Bankruptcy Court will not exceed the amounts reserved, the Company does not expect that any variance between such actual and reserved amounts will have a material adverse effect on the Company's financial position.

          Litigation - The Company and its subsidiaries are parties to various legal proceedings in the ordinary course of business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's financial position.

12.  CAPITAL STOCK

          Predecessor company - The Plan of Reorganization resulted in the cancellation of all authorized and outstanding shares of the predecessor company's publicly-traded securities, including its $.41 2/3 par value common stock and its Series E Preferred Stock. In addition, all other authorized but unissued shares of preferred stock were cancelled, including the Series A Cumulative Convertible Preferred Stock, Series B Cumulative Convertible Preferred Stock, Series D Cumulative Convertible Preferred Stock and Series F Junior Participating Preferred Stock. A total of 368,652 stock options issued and outstanding pursuant to the 1981 Incentive Stock Option Plan and 990,500 stock options issued and outstanding pursuant to the 1989 Equity Incentive Plan were also cancelled and the related stock option plans terminated.

          Reorganized company - The Plan of Reorganization provided for the filing by the Company of its Restated Certificate of Incorporation which authorized the issuance of 50,000,000 shares of Common Stock, $.01 par value ("the Common Stock"), and 1,000,000 shares of preferred stock. Pursuant to the terms of the Plan of Reorganization, the Company has issued 6,000,000 shares of its new Common Stock. No shares of preferred stock have been issued. The Common Stock is traded on the Nasdaq National Market under the symbol "NCSI". The Restated Certificate of Incorporation provides restrictions with respect to the trading of Common Stock to or from persons or entities (i) who directly or indirectly own 5% or more of the value of Common Stock or (ii) who would directly or indirectly own 5% or more of the value of Common Stock after giving effect to the proposed transfer. The restriction expires on June 30, 1996, and serves as a means of preserving the benefits of the pre-confirmation tax attributes of the Company (see Note 10).

          Warrants to Purchase Common Stock - The Plan of Reorganization provided for the issuance of 1,350,000 Warrants to Purchase Common Stock (the "Warrants") pursuant to the terms of a Warrant Agreement dated March 9, 1993. Each Warrant provides the holder thereof with the right to purchase an equal number of shares of Common Stock at an exercise price of $17.75 per share. The Warrant Agreement has a term of five years and Warrants not exercised prior to March 9, 1998 shall automatically become void and no longer outstanding. The Warrants are publicly traded on the Nasdaq National Market under the symbol "NCSIW".

          1993 Non-Qualified Stock Option Plan - The Plan of Reorganization provided for the adoption on March 9, 1993 of the 1993 Non-Qualified Stock Option Plan (the "Option Plan"). Under the Option Plan, 900,000 shares of Common Stock are reserved for awards to be granted to certain key management employees and directors in order to encourage participants to acquire proprietary interests in the Company. The Option Plan provides for the issuance of Reorganization Options, as defined, with a stated exercise price of $10.50 per share; any cancelled Reorganization Options may be subsequently reissued as Additional Options, as defined, at a stated exercise price equal to the fair market value of the Common Stock on the date of grant, but not less than $10.50 per share if issued prior to March 9, 1994. All options expire ten years from the date of the grant and are exercisable commencing one year from the date of grant on a cumulative basis at the rate of 33 1/3% per year. As of June 30, 1993, 750,000 Reorganization Options were issued to employees at the exercise price of $10.50 per share and none were exercisable. In addition, the Option Plan reserved for the issuance of 15,000 Reorganization Options to each person who is a director of the Company on August 24, 1993, and not a member of management. As of June 30, 1993, 105,000 options were thus reserved.

          Employee Stock Ownership Plan (the "ESOP")- During 1985, the predecessor company established an ESOP to enable eligible employees to own common stock. Employees became eligible to participate in the ESOP after one year of employment during which they had worked a minimum of 1,000 hours. On May 13, 1985, the ESOP purchased 3.4 million shares of the predecessor company's common stock for approximately $40 million. To finance the ESOP's purchase of the shares, the predecessor company contributed $1.4 million in cash to the ESOP and loaned the ESOP an additional $38.6 million pursuant to a ten-year unsecured nonrecourse installment note (the "ESOP Note"). The predecessor company funded its loan to the ESOP with the proceeds of a loan from a commercial bank (the "ESOP Loan"). The predecessor company subsequently refinanced the loan with NationsBank of North Carolina, N.A., formerly known as NCNB National Bank of North Carolina. Prior to the Chapter 11 filing, the predecessor company made annual contributions to the ESOP sufficient to permit the ESOP to make scheduled interest and principal payments on the ESOP Note after dividends paid on unallocated shares were applied toward such payments. These contributions were recognized as expense in the year in which they were required to be paid. Consequently, as of the Petition Date, both the ESOP Loan and the ESOP Note had remaining outstanding balances of $23,167,000. Primarily as a result of stock distributions to former employees, the number of shares of predecessor company common stock had been reduced to 2.6 million shares as of the Petition Date. The terms of the Plan of Reorganization provided for the ESOP Loan balance payable by the Company to NationsBank of North Carolina, N.A. to be combined with other loan balances payable by the Company to NationsBank of Texas, N.A. into the Term Loan and to be repaid over a 7 year period (see
Note 9). The Plan of Reorganization did not address the ESOP Note; however, the Plan of Reorganization did provide for the cancellation of all of the predecessor company's common stock (including the 2.6 million remaining shares held by the ESOP). In exchange for such cancellation, the terms of the Plan of Reorganization further provided that the ESOP, as a common stockholder of the predecessor company, receive 9,706 shares of new Common Stock of the reorganized company and be credited for 16,179 Warrants.

          The ESOP requires that the trustee allocate to employees the new shares of Common Stock and Warrants pro rata based upon the number of predecessor company common shares previously allocated. Since not all of the predecessor company shares were allocated as of the Effective Date, 5,712 shares of reorganized company new Common Stock and 9,522 Warrants were not allocated under the aforementioned formula. Consequently, subsequent to the Effective Date, the Company requested a ruling from the Internal Revenue Service seeking permission to write down the ESOP Note to approximately $126,000. Should the ruling be granted, the Company intends to contribute to the ESOP the cash funds necessary to pay off the amended ESOP Note, which in turn would result in the full allocation to eligible employees of the remaining shares that are currently unallocated. The Company cannot predict whether it will obtain the ruling requested. For financial reporting purposes, the Company wrote off the ESOP Note upon emerging from Chapter 11 bankruptcy reorganization and adopting fresh-start reporting (see Note 3). The ESOP Note had previously been classified as a reduction in stockholders' equity.

13.  LEASE ARRANGEMENTS

          The majority of the Company's convenience stores are leased. Generally, these leases have initial terms of ten to twenty years, with one to three renewal options for additional five-year periods. Some of the leases provided for additional rentals based upon a percentage of sales, and many provide for the payment of real estate taxes, insurance and maintenance expenses.

          Minimum rental commitments for non-cancellable operating leases in effect at June 30, 1993, are:

Year Ending June 30,
- - --------------------
1994  . . . . . . . . . . . . . . . . . . . .      $ 20,090
1995  . . . . . . . . . . . . . . . . . . . .        19,403
1996  . . . . . . . . . . . . . . . . . . . .        18,820
1997  . . . . . . . . . . . . . . . . . . . .        17,353
1998  . . . . . . . . . . . . . . . . . . . .        16,477
Thereafter  . . . . . . . . . . . . . . . . .        46,103
                                                   --------
  Total minimum lease payments  . . . . . . .      $138,246
                                                   --------
                                                   --------

          The above commitments have not been reduced by $2.1 million of future rental income under non-cancellable subleases.

           Rental expense under operating leases was:

                                                Reorganized   |
                                                  Company     |
                                                -----------   |
                                                Period from   |             Predecessor Company
                                                 Inception    |   ---------------------------------------
                                                 (March 1,    |   Eight Months
                                                 1993) to     |       Ended          Year Ended June 30,
                                                 June 30,     |   February 28,      ---------------------
                                                   1993       |       1993            1992         1991
                                                -----------   |   ------------      -------       -------
                                                              |
Minimum rentals . . . . . . . . . . . . .         $7,490      |     $15,437         $30,401       $33,536
Percentage rentals  . . . . . . . . . . .            327      |         660             906           998
Sublease rentals  . . . . . . . . . . . .           (470)     |      (1,044)         (2,662)       (3,416)
                                                  ------      |     -------         -------       -------
                                                  $7,347      |     $15,053         $28,645       $31,118
                                                  ======      |     =======         =======       =======

14. PROFIT SHARING PLAN

          The Company has a profit sharing plan available to substantially all employees. Effective January 1, 1985, the plan was amended pursuant to Section 401(k) of the Internal Revenue Code to enable employees to contribute a portion of their salaries to the plan on a before-tax basis, with the Company matching 50% of such contributions up to 6% of the employees' salaries. During fiscal 1987, the Company's matching contribution was reduced from 50% to 25%. Due to the Company's financial condition and the resulting Chapter 11 filing, the Company eliminated the matching contributions effective as of October 1, 1991. Contributions to the plan were approximately $0 in fiscal 1993, $32,000 in fiscal 1992 and $374,000 in fiscal 1991. Effective in July of 1993, the Company resumed matching contributions at a level equal to 100% of employees' before-tax contributions, up to 3% of salary.

          Prior to the Petition Date, the Company's matching contributions were invested primarily in the predecessor company's common stock. As of the Effective Date of the Plan of Reorganization, the Profit Sharing Plan owned approximately 568,000 shares of the predecessor company's common stock. Pursuant to the Plan of Reorganization, these shares were exchanged for 2,127 shares of newly issued Common Stock, and 3,545 Warrants. As of June 30, 1993, the Profit Sharing Plan continued to hold these shares of Common Stock and Warrants.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          At June 30, 1993, the Company's financial instruments consisted of cash and equivalents and long-term debt. Because the cash equivalents mature in 60 days or less, their fair market value approximates carrying value as presented on the Consolidated Balance Sheet.

          Effective March 1, 1993, the Company restructured the terms of its liabilities in accordance with the Plan of Reorganization, which resulted in the issuance of long-term debt at fair market value. Accordingly, management believes the carrying value of long-term debt approximates fair market value at June 30, 1993.

National Convenience Stores Incorporated and Subsidiaries
SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly Financial Data
($ in thousands, except per share data)

A summary of quarterly financial data follows:




                                                                                  Fiscal 1993
                                                      ---------------------------------------------------------------------
                                                               Predecessor Company                  Reorganized Company
                                                      -------------------------------------  ------------------------------
                                                       1st Qtr      2nd Qtr             3rd Qtr                    4th Qtr
                                                      ---------    ---------   -----------------------------      ---------
                                                                                           |   Period From
                                                                                Two Months |    Inception
                                                                                  Ended    | (March 1, 1993)
                                                                               February 28,|  to March 31,
                                                                                   1993    |      1993
                                                                               ------------| ---------------
                                                                                           |
Sales . . . . . . . . . . . . . . . . . . . . . . .   $234,083     $215,956      $130,828  |    $72,349           $225,636
Gross profit  . . . . . . . . . . . . . . . . . . .     61,849       54,954        35,045  |     18,665             56,681
Earnings (loss) before extraordinary gain . . . . .      8,471        2,549        (4,224) |      1,062              3,327
Net earnings  . . . . . . . . . . . . . . . . . . .      8,471        2,549        57,269  |      1,062              3,327
Earnings per share  . . . . . . . . . . . . . . . .          *            *             *  |       0.16               0.50
Price range of Common Stock - High  . . . . . . . .          *            *             *  |      16.13              16.75
                            - Low   . . . . . . . .          *            *             *  |      14.00              14.25

                                                                                     Fiscal 1992
                                                           --------------------------------------------------------------
                                                                                 Predecessor Company
                                                           --------------------------------------------------------------
                                                            1st Qtr             2nd Qtr           3rd Qtr        4th Qtr
                                                           --------             --------         --------        --------
Sales . . . . . . . . . . . . . . . . . . . . . . .        $266,790            $ 240,851         $212,132        $238,746
Gross profit  . . . . . . . . . . . . . . . . . . .          66,189               58,418           48,212          57,378
Net earnings (loss) . . . . . . . . . . . . . . . .          (3,105)            (177,729)          (9,025)          4,421
Earnings per share  . . . . . . . . . . . . . . . .               *                    *                *               *
Price range of common stock . . . . . . . . . . . .               *                    *                *               *

                                                                                     Fiscal 1991
                                                           --------------------------------------------------------------
                                                                                 Predecessor Company
                                                           --------------------------------------------------------------
                                                            1st Qtr              2nd Qtr          3rd Qtr         4th Qtr
                                                           --------             --------         --------        --------
Sales . . . . . . . . . . . . . . . . . . . . . . .        $292,203             $283,147         $242,692        $255,916
Gross profit  . . . . . . . . . . . . . . . . . . .          78,679               72,400           58,401          58,098
Net earnings (loss) . . . . . . . . . . . . . . . .           1,050                  427           (6,300)         (5,642)
Earnings per share  . . . . . . . . . . . . . . . .               *                    *                *               *
Price range of common stock . . . . . . . . . . . .               *                    *                *               *

* Earnings per share and price range of common stock for the predecessor company are not presented because they are not meaningful as a result of the confirmation the Plan of Reorganization.

Net earnings computations in each of the fourth quarters of fiscal 1992 and
   1991 reflect adjustments in the estimated effective annual tax rate used
   during the three   preceding quarters.  This change in estimate increased
   fourth quarter net earnings by $140,000 in fiscal 1992 and increased the fourth quarter net loss by $330,000in fiscal 1991.

The Common Stock of the reorganized company is traded on the Nasdaq National
   Market under the symbol "NCSI". There were approximately 1,389 shareholders of record as of August 31, 1993. Shares held in "nominee" or "street" names are not included in this number.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NATIONAL CONVENIENCE STORES INCORPORATED
                                             (Registrant)


                                                 /s/  A. J. GALLERANO
                                        ---------------------------------------
                                                      A. J. Gallerano
                                               Senior Vice President - General
                                                    Counsel and Secretary

May 4, 1994

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 4, 1994, by the following persons on behalf of the Registrant and in the capacities indicated.


              Name                             Title
              ----                             -----

          V. H. VAN HORN                President, Chief Executive
- - ------------------------------------    Officer and Director
          V. H. Van Horn                (Principal Executive Officer)


          BRIAN FONTANA                 Vice President - Chief
- - ------------------------------------    Financial Officer
          Brian Fontana                 (Principal Financial Officer)


        RICHARD C. STEADMAN             Chairman of the Board
- - ------------------------------------    and Director
        Richard C. Steadman


      DUNBAR N. CHAMBERS, JR.           Director
- - ------------------------------------
      Dunbar N. Chambers, Jr.


        CHARLES J. LUELLEN              Director
- - ------------------------------------
        Charles J. Luellen


            LIONEL SOSA                 Director
- - ------------------------------------
            Lionel Sosa


        RAYMOND W. OELAND, JR.          Director
- - ------------------------------------
        Raymond W. Oeland, Jr.


         ROBERT B. STOBAUGH             Director
- - ------------------------------------
         Robert B. Stobaugh


         WILLIAM KEY WILDE              Director
- - ------------------------------------
         William Key Wilde