Form 10-Q/A
period 1993-09-30
NATIONAL CONVENIENCE STORES INC /DE/
filed 1994-05-04
CIK 314662

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549
                                 -------------

                                  FORM 10-Q/A

                                 -------------
                   X      Quarterly Report Pursuant to Section 13 or 15 (d) of
                 _____    the Securities Exchange Act of 1934

                          For the quarterly period ended September 30, 1993

                                            OR

                 _____ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                          For the transition period from ..........to..........

                          Commission File Number 1-7936

                    NATIONAL CONVENIENCE STORES INCORPORATED
             ------------------------------------------------------
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

                                 Yes X   No

At November 1, 1993, the number of shares of Common Stock outstanding was 6,000,006.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                (Amounts in thousands, except per share amount)



                                                                         Reorganized Company  |  Predecessor Company
                                                                         -------------------  |  -------------------
                                                                         Three Months Ended   |   Three Months Ended
                                                                         September 30, 1993   |   September 30, 1992
                                                                         -------------------  |  -------------------
                                                                                              |
                                                                                              |
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $ 234,280       |      $ 234,083
                                                                                              |
Costs and Expenses:                                                                           |
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . .                   171,419       |        172,234
  Operating expenses  . . . . . . . . . . . . . . . . . . . .                    42,991       |         41,767
  General and administrative expenses . . . . . . . . . . . .                     9,729       |          8,662
  Interest expense  . . . . . . . . . . . . . . . . . . . . .                     2,468       |            565
                                                                                -------       |       --------
                                                                                226,607       |        223,228
                                                                                --------      |       --------
                                                                                              |
                                                                                              |
Earnings Before Reorganization Expenses                                                       |
  and Income Taxes  . . . . . . . . . . . . . . . . . . . . .                     7,673       |         10,855
                                                                                              |
Reorganization Expenses, net  . . . . . . . . . . . . . . . .                         -       |          2,334
                                                                               --------       |       --------
                                                                                              |
Earnings Before Income Taxes  . . . . . . . . . . . . . . . .                     7,673       |          8,521
                                                                                              |
Income Tax Expense  . . . . . . . . . . . . . . . . . . . . .                     2,958       |             50
                                                                               --------       |       --------
                                                                                              |
Net Earnings  . . . . . . . . . . . . . . . . . . . . . . . .                 $   4,715       |      $   8,471
                                                                               ========       |       ========
                                                                                              |
Earnings Per Share  . . . . . . . . . . . . . . . . . . . . .                 $    0.70       |
                                                                               ========       |




                See Notes to Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)




                                                                                     September 30, 1993         June 30, 1993
                                                                                     ------------------         -------------
ASSETS
Current Assets:
  Cash and equivalents, $6,295 and $6,254 reserved  . . . . . . . . . . . . . . . .     $ 46,240                 $ 46,032
  Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,630                    4,474
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       39,141                   37,308
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,301                    2,697
                                                                                        --------                 --------
             Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . .       92,312                   90,511

Property and Equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .      154,478                  156,528
Reorganization Value in Excess of Amounts Allocable to
  Identifiable Assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       36,342                   39,587
Deferred Tax Asset, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,041                    6,065
Other Assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,352                    5,737
                                                                                        --------                 --------
                                                                                        $294,525                 $298,428
                                                                                        ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . . .     $ 63,216                 $ 68,395
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . .       10,980                   10,373
                                                                                        --------                 --------
             Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . . .       74,196                   78,768

Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      128,166                  131,559
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,186                   20,839

Commitments and Contingent Liabilities  . . . . . . . . . . . . . . . . . . . . . .            -                        -

Stockholders' Equity:
  Common Stock, par value $.01 per share; 50,000,000 shares
   authorized; 6,000,006 and 6,000,000 shares issued and
   outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           60                       60
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .       62,813                   62,813
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,104                    4,389
                                                                                        --------                 --------
       Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . .       71,977                   67,262
                                                                                        --------                 --------
                                                                                        $294,525                 $298,428
                                                                                        ========                 ========





                See Notes to Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                ($ in thousands)

                                                               Reorganized Company  |  Predecessor Company
                                                               -------------------  |  -------------------
                                                               Three Months Ended   |  Three Months Ended
                                                               September 30, 1993   |  September 30, 1992
                                                               -------------------  |  ------------------
                                                                                    |
                                                                                    |
Cash flows from operating activities:                                               |
  Net earnings  . . . . . . . . . . . . . . . . . . . . . . . .     $  4,715        |       $  8,471
  Adjustments to reconcile net earnings to net cash                                 |
    provided by operating activities:                                               |
     Depreciation and amortization  . . . . . . . . . . . . . .        4,317        |          4,220
     Deferred income taxes  . . . . . . . . . . . . . . . . . .        2,868        |              -
  Changes in operating assets and liabilities, net                                  |
   of sales of stores:                                                              |
     Decrease in accounts and notes                                                 |
      receivable and prepaid expenses . . . . . . . . . . . . .          236        |          2,040
     (Increase) decrease in inventories . . . . . . . . . . . .       (1,833)       |          2,128
     Decrease in accounts payable and                                               |
      accrued expenses  . . . . . . . . . . . . . . . . . . . .       (4,817)       |           (898)
     Increase in income taxes . . . . . . . . . . . . . . . . .           33        |            127
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . .            -        |             38
                                                                    --------        |       --------
        Net cash provided by operating                                              |
            activities  . . . . . . . . . . . . . . . . . . . .        5,519        |         16,126
                                                                    --------        |       --------
                                                                                    |
Cash flows from investing activities:                                               |
  Capital expenditures  . . . . . . . . . . . . . . . . . . . .       (1,522)       |           (971)
  Proceeds from sale of assets  . . . . . . . . . . . . . . . .          249        |          4,044
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . .         (850)       |           (275)
                                                                    --------        |       --------
        Net cash provided by (used in) investing                                    |
            activities  . . . . . . . . . . . . . . . . . . . .       (2,123)       |          2,798
                                                                    --------        |       --------
                                                                                    |
Cash flows from financing activities:                                               |
  Principal payments on long-term debt  . . . . . . . . . . . .       (3,088)       |              -
  Debt issue costs  . . . . . . . . . . . . . . . . . . . . . .            -        |           (142)
  Cash settlement of liabilities subject to                                         |
    compromise  . . . . . . . . . . . . . . . . . . . . . . . .          (92)       |              -
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . .           (8)       |            (96)
                                                                    --------        |       --------
        Net cash used in financing activities . . . . . . . . .       (3,188)       |           (238)
                                                                    --------        |       --------
                                                                                    |
                                                                                    |
Net increase in cash and cash equivalents . . . . . . . . . . .          208        |         18,686
Cash and cash equivalents - beginning of period . . . . . . . .       46,032        |         32,724
                                                                    --------        |       --------
                          - end of period . . . . . . . . . . .     $ 46,240        |       $ 51,410
                                                                    ========        |       ========

                See Notes to Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.  Basis of Presentation and Significant Accounting Policies


Basis of Presentation - The consolidated financial statements include the accounts of National Convenience Stores Incorporated and its wholly-owned subsidiaries (the "Company") with all significant intercompany accounts and transactions eliminated in consolidation. The financial information presented for the interim periods is unaudited and the interim period operating results are not necessarily indicative of the results to be expected for the full fiscal year. In addition, the unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for their fair presentation. These adjustments were all of a normal recurring nature. Certain amounts in prior years have been reclassified to conform to the current year's presentation.



As more fully described in Notes 2 and 3 below, on February 25, 1993 a court order was entered confirming the Company's Revised Fourth Amended and Restated Joint Plan of Reorganization (the "Plan of Reorganization") by the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). As a result, the Company adopted the recommended "fresh- start reporting" treatment for entities emerging from Chapter 11 bankruptcy reorganization, as set forth in American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", ("SOP 90-7"). For accounting purposes, the inception date for the reorganized company was deemed to be March 1, 1993. Therefore, since March 1, 1993, the Company's consolidated financial statements have been prepared as if it is a new reporting entity (the reorganized company); the term "predecessor company" relates to the Company for all periods prior to March 1, 1993. Consequently, a vertical black line has been placed to separate post-emergence operations from those prior to March 1, 1993. Accordingly, the Consolidated Statements of Operations and Cash Flows for the three months ended September 30, 1993 of the reorganized company are not comparable with those for the three months ended September 30, 1992 of the predecessor company.


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

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




2.  Bankruptcy Reorganization

Chapter 11 Bankruptcy Filing - On December 9, 1991 (the "Petition Date"), the Company and substantially all of its wholly-owned active subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the Bankruptcy Court. Subsequent to the Petition Date, the Company operated its business as a debtor-in- possession under the supervision of the Bankruptcy Court. As of the Petition Date, actions to collect pre-petition indebtedness were stayed and other contractual obligations could not be enforced against the Company. In addition, under the Bankruptcy Code, the Company could reject leases and executory contracts. Parties affected by these rejections could file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the Petition Date were subject to settlement under a plan of reorganization to be voted upon by the creditors and approved by the Bankruptcy Court.

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

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


alleged seniority rights arising under the indentures relating to the publicly-held subordinated debentures were deemed satisfied and cancelled as of the Effective Date. In addition, the Plan of Reorganization authorized the issuance of stock options to purchase up to 900,000 shares of Common Stock of the reorganized company to certain key employees and directors at $10.50 per share.

3.  Fresh-Start Reporting

In accounting for the effects of the reorganization, the Company adopted the fresh-start reporting provisions of SOP 90-7 and has reflected the effects of such adoption in all financial statements covering periods subsequent to March 1, 1993. SOP 90-7 was applicable because the pre-reorganization shareholders received less than 50% of the reorganized company's newly issued Common Stock and the enterprise value of the assets of the reorganized company was less than the total of all pre-petition allowed claims and post-petition liabilities.


In adopting fresh-start reporting, the Company, with the assistance of its financial advisors, was required to determine its enterprise value, which represents the fair market value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization. The term enterprise value is synonymous with the term reorganization value as defined by SOP 90-7.
After extensive negotiations between the Company and its various creditor constituencies, the Company's enterprise value was determined to be within a group of ranges that centered around a point estimate of $210.0 million. The enterprise value of the Company was determined by consideration of several factors and reliance on various valuation methods, including discounted future cash flows, market comparables and price/earnings ratios. All of the valuations depended in large part upon the Company's projected future operating results and cash flows; such projections included assumptions as to anticipated sales and margins, marketing plans, operating expense levels and capital expenditure programs. Additional assumptions and methods utilized in the determination of the enterprise value included, (i) discount rates of 11% to 14%, (ii) statutory tax rates, (iii) five year cash flow projections and (iv) terminal value based upon industry comparable multiples applied to the discounted value of estimated post-1998 earnings and cash flows.


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

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following interim unaudited Consolidated Pro Forma Statement of Operations reflects the financial results of the Company as if the Plan of Reorganization and change in accounting principle had been effective July 1, 1992 (amounts in thousands, except per share amount):


                                                                   Three Months Ended September 30, 1992
                                                            ---------------------------------------------------
                                                             As Reported       Adjustments          Pro Forma
                                                            -------------    --------------       -------------
Sales . . . . . . . . . . . . . . . . . . . . . . . . .       $234,083          $      -             $234,083

Costs and Expenses:
  Cost of sales . . . . . . . . . . . . . . . . . . . .        172,234                 -              172,234
  Operating expenses  . . . . . . . . . . . . . . . . .         41,767               402 (a)           42,169
  General and administrative expenses . . . . . . . . .          8,662             1,000 (b)            9,662
  Interest expense  . . . . . . . . . . . . . . . . . .            565             2,217 (c)            2,782
                                                              --------          --------             --------
                                                               223,228             3,619              226,847
                                                              --------          --------             --------

Earnings Before Reorganization Expenses
  and Income Taxes  . . . . . . . . . . . . . . . . . .         10,855            (3,619)               7,236

Reorganization Expenses, net  . . . . . . . . . . . . .          2,334            (2,334)(c)                -
                                                              --------          --------             --------

Earnings Before Income Taxes  . . . . . . . . . . . . .          8,521            (1,285)               7,236

Income Tax Expense  . . . . . . . . . . . . . . . . . .             50             2,776 (d)            2,826
                                                              --------          --------             --------

Net Earnings  . . . . . . . . . . . . . . . . . . . . .       $  8,471          $ (4,061)            $  4,410
                                                              ========          ========             ========

Earnings Per Share (e)  . . . . . . . . . . . . . . . .                                              $   0.66
                                                                                                     ========





(a)      To record amortization of Excess Reorganization Value.
(b) To record employee benefit expenses for programs resumed or implemented after June 30, 1993.
(c) To record interest expense on debt incurred in connection with the Plan of Reorganization and to eliminate Reorganization Expenses.
(d)      To record income tax expense as a result of adopting SFAS 109.
(e) Earnings Per Share is calculated based on Net Earnings, as adjusted to reflect decreased interest expense, net of tax, assuming conversion of stock options.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Supplemental Disclosures to Consolidated Statements of Cash Flows

"Net cash provided by operating activities" includes the following cash payments and receipts ($ in thousands):



                                                    Reorganized Company      |      Predecessor Company
                                                    -------------------      |      -------------------
                                                    Three Months Ended       |      Three Months Ended
                                                    September 30, 1993       |      September 30, 1992
                                                    ------------------       |      ------------------
                                                                             |
Cash paid (received) for:                                                    |
  Post-petition interest  . . . . . . . . . . .          $   2,806           |             $ 102
  Post-petition interest income . . . . . . . .               (226)          |                 -
  Income taxes  . . . . . . . . . . . . . . . .                 56           |                26
  Income tax refunds  . . . . . . . . . . . . .                  -           |              (103)
  Reorganization items:                                                      |
    Professional fees . . . . . . . . . . . . .              1,204           |               737
    Interest income . . . . . . . . . . . . . .                  -           |              (211)
    Other . . . . . . . . . . . . . . . . . . .                  -           |                95


Non-cash investing and financing activities of the Company were composed of certain of the Company's insurance carriers exercising their right to draw down on outstanding pre-petition irrevocable letters of credit in the amount of $990,950 and $100,700 during the three months ended September 30, 1993 and 1992, respectively.

5.  Income Taxes

In connection with the adoption of fresh-start reporting, the Company adopted SFAS 109, as of March 1, 1993. With the adoption of SFAS 109, income tax expense for the three months ended September 30, 1993 is recorded at the expected annual effective rate of 38.6% based on current federal and state statutory rates, after giving effect to the non-deductibility of the amortization of Excess Reorganization Value. For the three months ended September 30, 1992, income tax expense was recognized pursuant to Statement of Financial Accounting Standards No. 96 and consists solely of state income taxes.

Under the liability method specified by SFAS 109, the deferred tax liability is determined based on the difference between the financial reporting and tax basis of assets and liabilities and enacted tax rates which will be in effect for the years in which the differences are expected to reverse. In the Company's case, the deferred tax liability is more than fully offset by a deferred tax asset representing the tax-effected cumulative net operating loss carryforwards, tax credit carryforwards, and deductible temporary differences, subject to applicable limits and an asset

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


valuation allowance.

The Company provided a valuation allowance of $15.0 million against deferred tax assets recorded as of June 30, 1993. During the period from June 30, 1993 to September 30, 1993 the valuation allowance decreased by $2.2 million. The valuation allowance was reduced as a consequence of the earnings generated by the Company since June 30, 1993, indicating an increased probability of realizing deferred tax assets in the future. The remaining valuation allowance is deemed appropriate by management in view of the expiration dates of the net operating losses and tax credits and the uncertainty created by tax and economic policy proposals being considered by the federal government. The decrease in the valuation allowance was recorded as a reduction of the Excess Reorganization Value. If the full value of deferred tax assets is to be realized in future years, Excess Reorganization Value will be further reduced.

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

After an ownership change, Section 382(l)(5) requires a reduction in the amount of net operating loss carryforwards and other tax attributes. As of September 30, 1993, the net operating loss carryforward is estimated to have been reduced to $48.6 million as a result of the adjustments required by Section 382(l)(5), as well as the application of the losses to reduce taxable income generated after June 30, 1992. Section 382(l)(5) will also require the Company to reduce the tax basis of its depreciable assets by approximately $40 million. The Company expects to be able to use the remaining net operating losses, tax credits and other tax attributes to offset future income taxes, subject to applicable limits. However, should a second ownership change occur within two years of the first ownership change, all of the remaining pre-confirmation net operating losses and other tax attributes would be eliminated. Consequently, the Plan of Reorganization provided for the Company's Restated Certificate of Incorporation dated March 9, 1993 to contain restrictions through June 30, 1996 on the transfer of stock by the reorganized company's 5% stockholders.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Debt

Long-term debt consisted of the following as of the respective dates ($ in thousands):

                                                     September 30, 1993             June 30, 1993
                                                     ------------------             -------------
   Term Loan, due 2000  . . . . . . . . . . . . . .      $ 65,824                      $ 67,957
   Revolving Credit Agreement . . . . . . . . . . .             -                             -
   Letter of Credit Agreement, due 2000 . . . . . .         4,150                         3,988
   Mortgage notes on real estate, due 2003  . . . .        62,000                        62,271
   Other notes payable, due through 2000  . . . . .         7,172                         7,716
                                                         --------                      --------
                                                          139,146                       141,932

       Less amounts due within one year . . . . . .        10,980                        10,373
                                                         --------                      --------
                                                         $128,166                      $131,559
                                                         ========                      ========

Revolving Credit Agreement - The Revolving Credit Agreement provides for the borrowing and/or issuance of letters of credit in the aggregate of up to $8.0 million, increasing to $11.0 million during the period from November 1 through May 1 of each year. The Revolving Credit Agreement requires that, during each fiscal year, the Company pay off all outstanding cash borrowings thereunder for a period of 30 consecutive days. The Company had no outstanding borrowings during the three months ended September 30, 1993 and has therefore satisfied this requirement for fiscal 1994. Letter of credit issuances cannot exceed $8.0 million and cash borrowings are limited to the commitment limit less letters of credit outstanding. At September 30, 1993, $6.4 million letters of credit were issued and outstanding. Cash borrowings under the Revolving Credit Agreement bear interest at 1% above the prime rate of the Lender. Any remaining outstanding principal balance becomes due and payable on September 30, 1994, which may be extended at the Company's option to September 30, 1995, if certain conditions are met.


Below is a table illustrating primary financial ratios and coverage tests ("Covenants") as of September 30, 1993 associated with the Company's long-term bank debt instruments.



      Covenant                                   Required              Actual
      --------                                 ------------        --------------
Current Ratio (minimum)                             90%                  124%
Total Borrowed Funds to Consolidated
   Net Worth (maximum)                             438%                  377%
Maximum Total Liabilities to
   Consolidated Net Worth                          400%                  318%
Minimum Consolidated Net Worth                  $61,400,000           $71,977,000
Minimum Interest Coverage Ratio                    200%                  552%
Consolidated Fixed Charge Coverage
   Ratio (minimum)                                 105%                  181%
Minimum EBITDA                                  $13,650,000           $26,523,000
Capital Expenditure (maximum)                   $ 6,920,000           $ 2,167,000



Covenants noted above are computed as defined per the Company's long-term bank debt instrument agreements. At September 30, 1993, the Company was in compliance with such Covenants.


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

ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Liquidity and Capital Resources

Key balance sheet figures and ratios are presented in the table below (all amounts, excluding ratios, are in millions):



                                         September 30, 1993                June 30, 1993
                                         ------------------               ----------------

Cash (a)............................         $  46.2                          $  46.0
Current assets......................         $  92.3                          $  90.5
Current liabilities.................         $  74.2                          $  78.8
Current ratio.......................            1.24                             1.15
Inventory turn ratios (annualized):
  Merchandise.......................            11.6                             11.7
  Gasoline..........................            53.9                             50.3
Long-term debt......................         $ 128.2                          $ 131.6
Stockholders' equity................         $  72.0                          $  67.3
Debt/Equity ratio...................            1.78                             1.96
Common shares outstanding...........             6.0                              6.0

_____________________

(a) Includes $6.3 million that has been reserved at the Company's option related to the remittance of tax and lottery collections as of September 30, 1993 and June 30, 1993.



Liquidity - The Company's Revised Fourth Amended and Restated Joint Plan of Reorganization (the "Plan of Reorganization") was predicated on the assumption that the Company would fund its daily working capital requirements through its operations and the cash balances it retained upon emergence from Chapter 11 bankruptcy reorganization. Because substantially all of the Company's sales are for cash and total inventories are converted to cash approximately once a month, the Company considers its cash flows adequate to satisfy its daily working capital requirements. However, in order to further enhance its liquidity, on March 9, 1993, the Company entered into a Revolving Credit Agreement with NationsBank of Texas, N.A. which provides for the borrowing and/or issuance of letters of credit in the aggregate of up to $8.0 million, increasing to $11.0 million during the period from November 1 through May 1 of each year. The Revolving Credit Agreement requires that, during each fiscal year, the Company pay off all outstanding cash borrowings thereunder for a period of 30 consecutive days. The

Company had no outstanding borrowings during the three months ended September 30, 1993 and has therefore satisfied this requirement for fiscal 1994. Letter of credit issuances cannot exceed $8.0 million and cash borrowings are limited to the commitment limit less letters of credit outstanding. The facility terminates on September 30, 1994, although it may be extended one year at the Company's option if certain conditions are met. At September 30, 1993, no borrowings were outstanding under this facility; the Company has, however, issued letters of credit totalling $6.4 million.


Operating earnings before interest, income taxes, depreciation, amortization, reorganization items and other non-recurring items ("EBITDA") amounted to $14,458,000, or $1,676 per store per month in the first quarter of fiscal 1994, compared to $15,640,000 or $1,733 per store per month in the same period of fiscal 1993. EBITDA is presented here to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements and should not be construed as a substitute for earnings from operations or a better indicator of liquidity than cash flow from operating activities. The decrease in EBITDA is due principally to the
Company resuming contributions to its employee benefit plans effective July 1,
1993.   Cash flows from operating activities totalled $5.5 million and $16.1 million for the three months ended September 30, 1993 and 1992, respectively. The decrease over the prior year is due to the decrease in EBITDA, coupled with temporary changes in working capital balances.


The Company has historically maintained a portfolio of surplus and excess real estate properties in anticipation of expansion. During the period of Chapter 11 bankruptcy reorganization, the Company eliminated its new store development program and began selling parcels of surplus real estate. In addition, in July 1992 the Company sold its 21 operating convenience stores together with related inventories and equipment located in and around the San Francisco Bay area for $3.1 million. Net proceeds from these sales were used to partially fund the Company's cash requirements upon emerging from Chapter 11 bankruptcy reorganization. During the three months ending September 30, 1993, the Company sold three additional parcels of surplus real estate for $157,000, net of closing costs as well as equipment and other assets for an additional $92,000. Net proceeds from such sales, and any sales in the future, are generally required to be applied against mortgage or bank long-term debt. The Company anticipates entering into additional real estate sales. As of September 30, 1993, an additional 65 parcels of surplus real estate were held by the Company.

Capital Resources - The Company incurred $1.5 million of capital expenditures during the first quarter of fiscal 1994 compared to $1.0 million in the same period of fiscal 1993. During the first quarter of fiscal 1994 the major portion of such expenditures consisted of $737,000 of new gasoline dispensing equipment and installation of underground piping required to comply with environmental laws (the "Stage II Vapor Recovery Equipment"). In addition, the Company spent $453,000 on equipment replacement.


The Company spent an additional $644,000 in the first quarter of fiscal 1994 on environmental remediation activities compared to $163,000 in the first quarter of fiscal 1993. The majority of such expenditures related to the clean-up of contaminated soil caused by leaking underground gasoline storage tanks and underground piping systems. Environmental remediation reserves totalled $17.5 million and $18.2 million at September 30, 1993 and June 30, 1993, respectively. These amounts include state reimbursements of approximately $4 million which the Company considers probable of recovery. The reduction in the environmental liabilities is a result of the first quarter expenditures noted above.



Insurance liabilities totalled $11.5 million and $9.8 million at September 30, 1993 and June 30, 1993, respectively. The liabilities were increased for accurals of $4.1 million and decreased for payments of $2.4 million.



Restructuring liabilities totalled $7.1 million at September 30, 1993 and June 30, 1993.

The Company's bank long-term debt agreements contain limits on the amount of capital expenditures and environmental remediation expenses the Company can incur. For fiscal 1994, the limit is equal to $17.3 million, plus any excess cash flow, as defined, up to an aggregate of $19.0 million. The Company anticipates it will incur at or near the maximum amount of expenditures allowed by the bank long-term debt agreements, with $7.1 million being dedicated to the required purchase and installation of additional Stage II Vapor Recovery Equipment and other capital expenditures required by environmental regulations. An additional $2.6 million has been dedicated to environmental remediation activities. Discretionary capital expenditures will be directed primarily at store remodels, eatery installations, new store construction and equipment replacement.

Under the terms of certain of the Company's long-term debt instruments, the Company cannot pay cash dividends on its Common Stock or purchase any treasury stock.


Below is a table illustrating primary financial ratios and coverage tests ("Covenants") as of September 30, 1993 associated with the Company's long-term bank debt instruments.



             Covenant                    Required                        Actual
             --------                   -----------               ------------------
Current Ratio (minimum)                     90%                        124%

Total Borrowed Funds to Consolidate
   Net Worth (maximum)                     438%                        377%

Maximum Total Liabilities to
   Consolidated Net Worth                  400%                        318%

Minimum Consolidated Net Worth          $61,400,000                $71,977,000

Minimum Interest Coverage Ratio             200%                      552%

Consolidated Fixed Charge Coverage
   Ratio (minimum)                          105%                      181%

Minimum EBITDA                          $13,650,000                $26,523,000

Capital Expenditures (maximum)          $ 6,290,000                $ 2,167,000


Covenants noted above are computed as defined per the Company's long-term bank debt instrument agreements. At September 30, 1993, the Company was in compliance with such Covenants.


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

After an ownership change, Section 382 (l)(5) requires a reduction in the amount of net operating loss carryforwards and other tax attributes. As of September 30, 1993, the net operating loss carryforward is estimated to have been reduced to $48.6 million as a result of the adjustments required by
Section 382(l)(5), as well as the application of the losses to reduce taxable income generated after June 30, 1992. Section 382(l)(5) will also require the Company to reduce the tax basis of its depreciable assets by approximately $40 million. The Company expects to be able to use the remaining net operating losses, tax credits and other tax attributes to offset future income taxes, subject to applicable limits. However, should a second ownership change occur within two years of the first ownership change, all of the remaining pre-confirmation net operating losses and other tax attributes would be eliminated. Consequently, the Plan of Reorganization provided for the Company's Restated Certificate of Incorporation dated March 9, 1993 to contain restrictions through June 30, 1996 on the transfer of stock by the reorganized company's 5% stockholders.

Risks and Uncertainties - During the year ended June 30, 1993 (the most recent annual period for which such data is kept), the sale of gasoline products comprised 42% of total sales whereas the sale of tobacco products comprised 15% and alcoholic beverages comprised 14%. Recently, the Clinton Administration proposed and the Congress passed a federal budget deficit reduction package that included a 4.3 cent per gallon increase on the federal excise tax on gasoline, to be effective October 1, 1993. In addition, numerous proposals have been made recently that would result in increased excise taxes on alcoholic beverages and tobacco products. Several of these proposals have sought substantial increases on state and federal excise tax as well as additional state taxes on tobacco products in particular. As more fully described in "Results of Operations" below, the Company was not immediately able to pass along to the retail customer all of the gasoline tax increase. Furthermore, while the Company cannot predict whether the remaining tax proposals will become law, similar previous tax increases on such products have generally had a negative impact on the sales and profits of the Company.

In addition, world gasoline markets have historically been subject to periods of sudden extreme volatility as a result of changing supply and demand conditions for crude oil and gasoline. The Company's liquidity and gross profits could be adversely affected in the future should such conditions return, and such adverse effects could be significant.

Results of Operations

In connection with the confirmation of the Plan of Reorganization, the Company adopted "fresh-start reporting" in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" effective March 1, 1993. Accordingly, since March 1, 1993, the Company's financial statements have been prepared as if it is a new reporting entity. As a result of adopting fresh-start reporting, the financial information for the three months ended September 30, 1993 is not prepared on a comparable basis to the information for the three months ended September 30, 1992. However, the Company believes the impact of the fresh-start reporting adjustments, while material, are identifiable and therefore the following discussion provides comparisons between the two reporting periods.

THREE MONTHS ENDED SEPTEMBER 30, 1993 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1992:

Sales and Gross Profits - The following table sets forth selected information regarding the results of the Company's operations during the first quarter of fiscal 1994 and 1993:

                                                            Reorganized Company  |  Predecessor Company
                                                            -------------------  |  -------------------
                                                               Three Months      |     Three Months
                                                                   Ended         |        Ended
                                                             September 30, 1993  |  September 30, 1992
                                                             ------------------  |  -------------------
                                                                                 |
                                                                                 |
                                                                                 |
Merchandise sales (millions)  . . . . . . . .                       $139.3       |         $134.9
Merchandise gross profit margin . . . . . . .                         34.5%      |           36.1%
Merchandise gross profit (millions) . . . . .                       $ 48.1       |         $ 48.7
                                                                                 |
Gasoline sales (millions) . . . . . . . . . .                       $ 95.0       |         $ 99.2
Gasoline gross profit margin  . . . . . . . .                         15.5%      |           13.2%
Gasoline gross profit (millions)  . . . . . .                       $ 14.7       |         $ 13.1
                                                                                 |
Total sales (millions)  . . . . . . . . . . .                       $234.3       |         $234.1
Average gross profit margin . . . . . . . . .                         26.8%      |           26.4%
Total gross profit (millions) . . . . . . . .                       $ 62.8       |         $ 61.8
                                                                                 |
Average number of stores  . . . . . . . . . .                          719       |            752
                                                                                 |
Average sales per store (thousands):                                             |
   Merchandise. . . . . . . . . . . . . . . .                       $193.8       |         $179.4
   Gasoline . . . . . . . . . . . . . . . . .                        132.1       |          131.9
                                                                    ------       |         ------
     Total  . . . . . . . . . . . . . . . . .                       $325.9       |         $311.3
                                                                                 |
Gasoline gallons sold (millions)  . . . . . .                         92.8       |           90.3
Average gasoline gallons sold per gas                                            |
 store (thousands)  . . . . . . . . . . . . .                        149.1       |          141.3



Merchandise sales increased $4.4 million, 3%, in the three months ended September 30, 1993, as compared with the same period last year primarily due to a 5% increase in same-store merchandise sales. The average number of stores decreased 4% from the prior year due to the Company's bankruptcy strategy of closing marginal stores as quickly as possible and selling operations in cities where the Company had minimal market presence. The increase in same-store merchandise sales is attributed to favorable hot, dry weather conditions in the Company's key Texas markets, as well as, to value pricing promotions on fountain drinks, select premium beers and cigarettes. In addition, the Company experienced strong lottery commission revenues. Nevertheless, merchandise gross profits decreased $.6 million in the first quarter of fiscal 1994 as compared to the same period last year because of reduced merchandise margins which contributed $2.1 million to the decrease in gross profits and were partially offset by a $1.5 million increase attributable to the sales increase. Merchandise gross profit margins decreased

1.6 percentage points from 36.1% in the first quarter of fiscal 1993 to 34.5% in the first quarter of fiscal 1994. This decrease in the gross profit margin was primarily attributable to the aforementioned price promotions, partially offset by higher volume rebates on cigarettes. Management continually reviews the need for and appropriateness of value pricing and other promotional strategies based upon customer purchasing trends and patterns.


Gasoline sales decreased $4.2 million during the first quarter of fiscal 1994 as compared with the same quarter of the previous year due primarily to a 7% decrease in the average retail selling price of gasoline partially offset by a
3% increase in gasoline sales volumes.   The gasoline sales volume increase
resulted primarily from the continued benefit being received due to the Company's adoption of a volume growth strategy in March 1992. Volumes on a same-store sales basis increased 7% from the same period last year. Gasoline gross profits increased $1.6 million in the first quarter of fiscal 1994 as compared to the same period of 1993, primarily due to the higher sales volumes and stable pricing policies being followed by the major oil companies. Gasoline gross profit margins on a volume basis averaged 15.9 cents per gallon for the first quarter of fiscal 1994, a first quarter record, as compared with
14.5 cents per gallon for the same period of the prior year.

An analysis of merchandise sales, gasoline sales and gasoline sales volumes follows (amounts in millions):

                                                     Reorganized Company   |   Predecessor Company
                                                     -------------------   |  ---------------------
                                                       Three Months        |     Three Months
                                                           Ended           |         Ended
                                                     September 30, 1993    |    September 30, 1992
                                                     -------------------   |    -------------------
                                                                           |
 Merchandise Sales:                                                        |
  Same-stores (a) . . . . . . . . . . . . .                 $139.2         |         $132.1
  New stores  . . . . . . . . . . . . . . .                      -         |              -
  Stores closed or sold . . . . . . . . . .                     .1         |            2.8
                                                            ------         |         ------
                                                            $139.3         |         $134.9
                                                            ======         |         ======
                                                                           |
Gasoline Sales:                                                            |
  Same-stores (a) . . . . . . . . . . . . .                 $ 95.0         |         $ 95.9
  New stores  . . . . . . . . . . . . . . .                     -          |              -
  Stores closed or sold . . . . . . . . . .                     -          |            3.3
                                                            ------         |          -----
                                                            $ 95.0         |         $ 99.2
                                                            ======         |         ======
                                                                           |
Gasoline Gallons:                                                          |
  Same-stores (a) . . . . . . . . . . . . .                   92.8         |           86.9
  New stores  . . . . . . . . . . . . . . .                      -         |              -
  Stores closed or sold . . . . . . . . . .                      -         |            3.4
                                                             -----         |          -----
                                                              92.8         |           90.3
                                                             =====         |          =====

(a) Represents the 718 stores which opened prior to July 1, 1992, and continuted to operate through September 30, 1993.


Recent Sales Trends - Effective October 1, 1993 the federal excise tax on gasoline was increased 4.3 cents per gallon. In addition, the Company experienced an approximate 2.0 cent per gallon increase in the cost of gasoline purchases in early October. Due to competitive pressures, the Company was not able to immediately pass along to the retail customer all of the cost increase until late October.

In addition, during October the Company continued to experience a softening in its merchandise gross profit margin, principally due to the aforementioned value pricing promotions and due to seasonal effects. While the reduced margins are partially offset by increased sales, the Company is continuing to experience a reduction in merchandise gross profit dollars as compared to the prior year's second quarter.

Operating Expenses - Operating expenses increased $1.2 million, 3%, in the first quarter of fiscal 1994 as compared with the same period of fiscal 1993, primarily due to increases in utilities, repairs and maintenance and insurance. The increase in utilities is attributable to an increase in electricity usage caused by above average temperatures in the Company's key Texas markets during the first quarter of fiscal 1994. The increase in repairs and maintenance was the result of higher maintenance costs on air conditioning, fountain and refrigeration equipment, coupled with the prior year's maintenance activities being scaled down to only those activities considered as essential repair and maintenance during the bankruptcy. Insurance expenses increased primarily due to increased policy premiums costs.

General and Administrative Expenses - General and administrative expenses for the quarter ended September 30, 1993, increased $1.1 million (12.3%) from the comparable period in 1992, primarily due to the commencement of a $1.0 million per quarter accrual for the enhancement of employee benefits effective July 1, 1993. This increase was partially offset by a reduction in rent expense as the Company negotiated a new lease agreement on its corporate office building on terms substantially more favorable to the Company and a reduction in corporate payroll costs.

Interest Expense - Interest expense increased $1.9 million in the first quarter of fiscal 1994 as compared to the same period of the prior year primarily due to the resumption of interest accruals on all indebtedness upon emergence from Chapter 11 bankruptcy reorganization. Prior to the Effective Date, the Company recorded interest expense only for those pre-petition debt instruments which were fully secured, and for all debtor-in-possession financing.

Reorganization Expenses - Reorganization expenses include those costs and income items which were incurred by the Company solely as a result of operating under Chapter 11 of the Bankruptcy Code. During the quarter ended September 30, 1992 the Company incurred $2.3 million of such costs which were primarily for professional fees the Company is required to pay to attorneys, accountants and investment bankers involved in the Chapter 11 proceeding.

Pro Forma Results of Operations - Management of the Company has made pro forma calculations of first quarter operating results based on the assumption that the Plan of Reorganization had become effective on July 1, 1992. Such calculations resulted in pro forma unaudited net earnings of $4.4 million, $.66 per share, for the three months ended September 30, 1992. (See "Item 1 - Financial Statements, Note 3 of the Notes to Consolidated Financial Statements").

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NATIONAL CONVENIENCE STORES INCORPORATED
                                             (Registrant)


Date  May 4, 1994                                /s/  A. J. GALLERANO
                                        ---------------------------------------
                                                      A. J. Gallerano
                                               Senior Vice President, General
                                                    Counsel and Secretary



Date  May 4, 1994                                /s/  BRIAN FONTANA
                                        ---------------------------------------
                                                      Brian Fontana
                                                   Vice President-Chief
                                                    Financial Officer