Form 10-Q/A
period 1993-12-31
NATIONAL CONVENIENCE STORES INC /DE/
filed 1994-05-04
CIK 314662

- - --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                              -------------------

                                  FORM 10-Q/A

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

At February 1, 1994, the number of shares of Common Stock outstanding was
6,000,006.
- - --------------------------------------------------------------------------------

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
                                                                        =========         |



                See Notes to Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)




                                                                                    December 31, 1993         June 30, 1993
                                                                                    -----------------         -------------
ASSETS
Current Assets:
  Cash and equivalents, $6,650 and $6,254 reserved  . . . . . . . . . . . . . . . .      $ 47,169                $ 46,032
  Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,984                   4,474
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        38,453                  37,308
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,396                   2,697
                                                                                         --------                --------
       Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .        93,002                  90,511

Property and Equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       153,142                 156,528
Reorganization Value in Excess of Amounts Allocable to
  Identifiable Assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        35,370                  39,587
Deferred Tax Asset, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,026                   6,065
Other Assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,287                   5,737
                                                                                         --------                --------
                                                                                         $292,827                $298,428
                                                                                         ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . . .      $ 64,409                $ 68,395
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        11,636                  10,373
                                                                                         --------                --------
       Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .        76,045                  78,768

Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       123,372                 131,559
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,905                  20,839

Commitments and Contingent Liabilities  . . . . . . . . . . . . . . . . . . . . . .             -                       -

Stockholders' Equity:
  Common Stock, par value $.01 per share; 50,000,000 shares
   authorized; 6,000,006 and 6,000,000 shares issued and
   outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            60                      60
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .        62,813                  62,813
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,632                   4,389
                                                                                         --------                --------
       Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . .        73,505                  67,262
                                                                                         --------                --------
                                                                                         $292,827                $298,428
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



As more fully described in Notes 2 and 3 below, on February 25, 1993 a court order was entered confirming the Company's Revised Fourth Amended and Restated Joint Plan of Reorganization (the "Plan of Reorganization") by the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). As a result, the Company adopted the recommended "fresh-start reporting" treatment for entities emerging from Chapter 11 bankruptcy reorganization, as set forth in American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", ("SOP 90-7"). For accounting purposes, the inception date for the reorganized company was deemed to be March 1, 1993. Therefore, since March 1, 1993, the Company's consolidated financial statements have been prepared as if it is a new reporting entity (the reorganized company); the term "predecessor company" relates to the Company for all periods prior to March 1, 1993. Consequently, a vertical black line has been placed to separate post-emergence operations from those prior to March 1, 1993. Accordingly, the Consolidated Statements of Operations for the three and six months ended December 31, 1993 of the reorganized company are not comparable to those for the three and six months ended December 31, 1992 of the predecessor company nor are the Cash Flows for the six months ended December 31, 1993 of the reorganized company comparable with those for the six months ended December 31, 1992 of the predecessor company.


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
  Post-petition interest  . . . . . . . . . .                $5,470          |        $  138
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


Below is a table illustrating primary financial ratios and coverage tests ("Covenants") as of December 31, 1993 associated with the Company's long-term bank debt instruments.




       Covenant                                           Required                        Actual
       --------                                           --------                   -----------------
Current Ratio (minimum)                                      90%                          122%
Total Borrowed Funds to Consolidated
   Net Worth (maximum)                                      438%                          363%
Maximum Total Liabilities to
   Consolidated Net Worth                                   400%                          307%
Minimum Consolidated Net Worth                           $61,400,000                   $73,505,000
Minimum Interest Coverage Ratio                             200%                          496%
Consolidated Fixed Charge Coverage
   Ratio (minimum)                                          105%                          164%
Minimum EBITDA                                           $20,475,000                   $35,663,000
Capital expenditures (maximum)                           $12,975,000                   $ 6,882,000



Covenants noted above are computed as defined per the Company's long-term bank debt instrument agreements. At December 31, 1993, the Company was in compliance with such Covenants.


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

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Key balance sheet figures and ratios are presented in the table below (all amounts, excluding ratios, are in millions):



                                                        December 31, 1993            June 30, 1993
                                                        -----------------            -------------
Cash (a).........................................             $  47.2                     $ 46.0

Current assets...................................             $  93.0                     $ 90.5

Current liabilities..............................             $  76.0                     $ 78.8

Current ratio....................................                1.22                       1.15
Inventory turn ratios (annualized):
  Merchandise....................................                11.0                       11.7
  Gasoline.......................................                53.1                       50.3
Long-term debt...................................             $ 123.4                     $131.6

Stockholders' equity.............................             $  73.5                     $ 67.3

Debt/Equity ratio................................                1.68                       1.96
Common shares outstanding........................                 6.0                        6.0

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


In addition to amounts spent on Stage II Vapor Recovery Equipment, the Company spent $839,000 in the first six months of fiscal 1994 on environmental remediation activities compared to $397,000 in the same period of fiscal 1993. The majority of such expenditures related to the clean-up of contaminated soil caused by leaking underground gasoline storage tanks and underground piping systems. Environmental remediation reserves totalled $17.3 million, $17.5 million and $18.2 million at December 31, 1993, September 30, 1993 and June 30, 1993, respectively. These amounts included state reimbursements of approximately $4 million which the Company considers probable of recovery. The reduction in environmental liabilities is a result of the expenditures noted above.



Insurance liabilities totalled $12.9 million and $9.8 million at December 31, 1993 and June 30, 1993, respectively. The liabilities were increased for accruals of $8.2 million and decreased for payments of $5.1 million.



Restructuring liabilities totalled $7.1 million at December 31, 1993 and June 30, 1993.

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


Below is a table illustrating primary financial ratios and coverage tests ("Covenants") as of December 31, 1993 associated with the Company's long-term bank debt instruments.



             Covenant                    Required                  Actual
             --------                  -----------              ------------
Current Ratio (minimum)                     90%                     122%

Total Borrowed Funds to Consolidated
   Net Worth (maximum)                     438%                     363%

Maximum Total Liabilities to
   Consolidated Net Worth                  400%                     307%

Minimum Consolidated Net Worth         $61,400,000              $73,505,000

Minimum Interest Coverage Ratio            200%                     496%

Consolidated Fixed Charge Coverage
   Ratio (minimum)                         105%                     164%

Minimum EBITDA                         $20,475,000              $35,663,000
Capital Expenditures (maximum)         $12,975,000              $ 6,882,000



Covenants noted above are computed as defined per the Company's long-term debt instrument agreements. At December 31, 1993, the Company was in compliance with such Covenants.


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


Merchandise sales increased $4.3 million, 2%, in the six months ended December 31, 1993, as compared with the same period last year primarily due to a 3% increase in same-store merchandise sales. The average number of stores decreased 3% from the prior year due to the Company's bankruptcy strategy of closing marginal stores as quickly as possible and selling operations in cities where the Company had minimal market presence. The increase in same-store merchandise sales is attributed to hot, dry weather conditions in the Company's key Texas markets during the first quarter of fiscal 1994, as well as to value pricing promotions on fountain drinks, select premium beers and cigarettes. In addition, the Company experienced strong lottery commission revenues. Nevertheless, gross profits decreased $.9 million in the first six months of fiscal 1994 as compared to the same period last year because of reduced merchandise margins which contributed $2.4 million to the decrease in gross profits and were partially offset by a $1.5 million increase attributable to the sales increase. Merchandise gross profit margins decreased .9 percentage points from 35.4% in the first six months of fiscal 1993 to 34.5% in the first half of fiscal 1994. The decrease in the gross profit margin was primarily attributable to the aforementioned price promotions. Management continually reviews the need for appropriateness of value pricing and other promotional strategies based upon customer puchasing trends and patterns.

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