Form 10-Q
period 1994-03-31
NATIONAL CONVENIENCE STORES INC /DE/
filed 1994-05-13
CIK 314662

- - ------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                 -------------
                                   FORM 10-Q
                                 -------------

      /X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1994

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

                                 Yes X   No___

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes X   No___

At May 2, 1994, the number of shares of Common Stock outstanding was 6,050,068.

- - ------------------------------------------------------------------------------

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


                                                                                                              PAGE
                                                                                                             -----
PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements:

           Consolidated Statements of Operations
             Three Months Ended March 31, 1994, Period from
             Inception (March 1, 1993) to March 31, 1993 and Two
             Months Ended February 28, 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

             Nine Months Ended March 31, 1994, Period from
             Inception (March 1, 1993) to March 31, 1993 and
             Eight Months Ended February 28, 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

           Consolidated Balance Sheets
             March 31, 1994 and June 30, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

           Consolidated Statements of Cash Flows
             Nine Months Ended March 31, 1994, Period from
             Inception (March 1, 1993) to March 31, 1993, and
             Eight Months Ended February 28, 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6

           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

  ITEM 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

PART II.   OTHER INFORMATION

  ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

  ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    32

                         PART I. FINANCIAL INFORMATION
Item I.  Financial Statements

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                 (Amount in thousands, except per share amount)

                                                                     Reorganized Company          |  Predecessor Company
                                                             ---------------------------------    |  -------------------
                                                                                    Period        |
                                                                 Three          from Inception    |        Two
                                                             Months Ended     (March 1, 1993) to  |    Months Ended
                                                             March 31, 1994     March 31, 1993    |  February 28, 1993
                                                             --------------     --------------    |  -----------------
                                                                                                  |
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $204,664         $  72,349       |       $130,828
                                                                                                  |
Costs and Expenses:                                                                               |
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . .     154,115            53,684       |         95,783
  Operating expenses  . . . . . . . . . . . . . . . . . . . .      41,531            13,551       |         25,849
  General and administrative expenses . . . . . . . . . . . .       9,120             2,788       |          4,978
  Interest expense  . . . . . . . . . . . . . . . . . . . . .       2,314               575       |            349
  Other charge  . . . . . . . . . . . . . . . . . . . . . . .           -                 -       |          6,561
                                                                 --------         ---------       |       --------
                                                                  207,080            70,598       |        133,520
                                                                 --------         ---------       |       --------
Earnings (Loss) Before Reorganization Expenses,                                                   |
  Fresh-Start Adjustments, Income Taxes                                                           |
  and Extraordinary Gain  . . . . . . . . . . . . . . . . . .      (2,416)            1,751       |         (2,692)
                                                                                                  |
Reorganization Expenses, net  . . . . . . . . . . . . . . . .           -                 -       |          1,880
                                                                 --------         ---------       |       --------
                                                                                                  |
Earnings (Loss) Before Fresh-Start Adjustments,                                                   |
  Income Taxes and Extraordinary Gain . . . . . . . . . . . .      (2,416)            1,751       |         (4,572)
                                                                                                  |
Fresh-Start Adjustments . . . . . . . . . . . . . . . . . . .           -                 -       |            382
                                                                 --------         ---------       |       --------
                                                                                                  |
Earnings (Loss) Before Income Taxes and                                                           |
  Extraordinary Gain  . . . . . . . . . . . . . . . . . . . .      (2,416)            1,751       |         (4,190)
                                                                                                  |
Income Tax Expense (Benefit)  . . . . . . . . . . . . . . . .        (889)              689       |             34
                                                                 --------         ---------       |       --------
                                                                                                  |
Earnings (Loss) Before Extraordinary                                                              |
  Gain  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,527)            1,062       |         (4,224)
                                                                                                  |
Extraordinary Gain  . . . . . . . . . . . . . . . . . . . . .           -                 -       |         61,493
                                                                 --------         ---------       |       --------
                                                                                                  |
Net Earnings (Loss) . . . . . . . . . . . . . . . . . . . . .    $ (1,527)        $   1,062       |       $ 57,269
                                                                 --------         ---------       |       --------
                                                                 --------         ---------       |       --------
                                                                                                  |
Earnings (Loss) Per Share . . . . . . . . . . . . . . . . . .    $  (0.25)        $    0.16       |
                                                                 --------         ---------       |
                                                                 --------         ---------       |
                                                                                                  |
Weighted Average Common and Common                                                                |
 Equivalent Shares Outstanding  . . . . . . . . . . . . . . .       6,011             6,565       |
                                                                 --------          --------       |
                                                                 --------          --------       |

                See Notes to Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                 (Amount in thousands, except per share amount)

                                                                     Reorganized Company          |   Predecessor Company
                                                             --------------------------------     |   -------------------
                                                                                    Period        |
                                                                  Nine          from Inception    |         Eight
                                                              Months Ended    (March 1, 1993) to  |     Months Ended
                                                             March 31, 1994     March 31, 1993    |   February 28, 1993
                                                             --------------     --------------    |   -----------------
                                                                                                  |
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . .      $652,666          $  72,349      |      $ 580,867
                                                                                                  |
Costs and Expenses:                                                                               |
  Cost of sales . . . . . . . . . . . . . . . . . . . . . .       483,268             53,684      |        429,019
  Operating expenses  . . . . . . . . . . . . . . . . . . .       126,638             13,551      |        108,326
  General and administrative expenses . . . . . . . . . . .        27,861              2,788      |         20,793
  Interest expense  . . . . . . . . . . . . . . . . . . . .         7,173                575      |          1,497
  Other charge  . . . . . . . . . . . . . . . . . . . . . .             -                  -      |          6,561
                                                                 --------          ---------      |      ---------
                                                                  644,940             70,598      |        566,196
                                                                 --------          ---------      |      ---------
                                                                                                  |
Earnings Before Reorganization Expenses,                                                          |
  Fresh-Start Adjustments, Income Taxes                                                           |
  and Extraordinary Gain  . . . . . . . . . . . . . . . . .         7,726              1,751      |         14,671
                                                                                                  |
Reorganization Expenses, net  . . . . . . . . . . . . . . .             -                  -      |          8,124
                                                                 --------          ---------      |      ---------
                                                                                                  |
Earnings Before Fresh-Start Adjustments,                                                          |
  Income Taxes and Extraordinary Gain . . . . . . . . . . .         7,726              1,751      |          6,547
                                                                                                  |
Fresh-Start Adjustments . . . . . . . . . . . . . . . . . .             -                  -      |            382
                                                                 --------          ---------      |      ---------
                                                                                                  |
Earnings Before Income Taxes and                                                                  |
  Extraordinary Gain  . . . . . . . . . . . . . . . . . . .         7,726              1,751      |          6,929
                                                                                                  |
Income Tax Expense  . . . . . . . . . . . . . . . . . . . .         3,010                689      |            133
                                                                 --------          ---------      |      ---------
                                                                                                  |
Earnings Before Extraordinary                                                                     |
  Gain  . . . . . . . . . . . . . . . . . . . . . . . . . .         4,716              1,062      |          6,796
                                                                                                  |
Extraordinary Gain  . . . . . . . . . . . . . . . . . . . .             -                  -      |         61,493
                                                                 --------          ---------      |      ---------
                                                                                                  |
Net Earnings  . . . . . . . . . . . . . . . . . . . . . . .      $  4,716          $   1,062      |      $  68,289
                                                                 --------          ---------      |      ---------
                                                                 --------          ---------      |      ---------
                                                                                                  |
Earnings Per Share  . . . . . . . . . . . . . . . . . . . .      $   0.74          $    0.16      |
                                                                 --------          ---------      |
                                                                 --------          ---------      |
                                                                                                  |
Weighted Average Common and Common                                                                |
 Equivalent Shares Outstanding  . . . . . . . . . . . . . .         6,576              6,565      |
                                                                 --------          ---------      |
                                                                 --------          ---------


                See Notes to Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)




                                                                                     March 31, 1994        June 30, 1993
                                                                                   -----------------       -------------
ASSETS
Current Assets:
  Cash and equivalents, $7,384 and $6,254 reserved  . . . . . . . . . . . . . . . .     $ 40,099              $ 46,032
  Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,611                 4,474
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       37,730                37,308
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,539                 2,697
                                                                                        --------              --------
       Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       85,979                90,511

Property and Equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .      153,679               156,528
Reorganization Value in Excess of Amounts Allocable to
  Identifiable Assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       35,004                39,587
Deferred Tax Asset, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,196                 6,065
Other Assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,249                 5,737
                                                                                        --------              --------
                                                                                        $289,107              $298,428
                                                                                        --------              --------
                                                                                        --------              --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . . .     $ 68,461              $ 68,395
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . .       11,750                10,373
                                                                                        --------              --------
       Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .       80,211                78,768

Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      113,003               131,559
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,326                20,839

Commitments and Contingent Liabilities  . . . . . . . . . . . . . . . . . . . . . .            -                     -

Stockholders' Equity:
  Common Stock, par value $.01 per share; 50,000,000 shares
   authorized; 6,045,068 and 6,000,000 shares issued and
   outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           61                    60
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .       63,401                62,813
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,105                 4,389
                                                                                        --------              --------
       Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . .       72,567                67,262
                                                                                        --------              --------
                                                                                        $289,107              $298,428
                                                                                        --------              --------
                                                                                        --------              --------





                See Notes to Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                ($ in thousands)

                                                                      Reorganized Company                 Predecessor Company
                                                              ------------------------------------        -------------------
                                                                                       Period from      |
                                                                  Nine                  Inception       |       Eight
                                                              Months Ended          (March 1, 1993) to  |    Months Ended
                                                              March 31, 1994          March 31, 1993    |  February 28, 1993
                                                              --------------          --------------    |  -----------------
                                                                                                        |
Cash flows from operating activities:                                                                   |
  Net earnings . . . . . . . . . . . . . . . . . . . . . . .      $  4,716               $  1,062       |     $  68,289
                                                                                                        |
  Adjustments to reconcile net earnings                                                                 |
     to net cash provided by operating activities:                                                      |
     Depreciation and amortization  . . . . . . . . . . . . .       13,134                  1,367       |        10,887
     Deferred income taxes  . . . . . . . . . . . . . . . . .        2,516                    689       |             -
     Fresh-start adjustments  . . . . . . . . . . . . . . . .            -                      -       |          (382)
     Extraordinary gain . . . . . . . . . . . . . . . . . . .            -                      -       |       (61,493)
     Other charge . . . . . . . . . . . . . . . . . . . . . .            -                      -       |         6,561
  Changes in operating assets and liabilities, net                                                      |
   of sales of stores:                                                                                  |
     (Increase) decrease in accounts and notes                                                          |
      receivable and prepaid expenses . . . . . . . . . . . .         (983)                  (498)      |           727
     (Increase) decrease in inventories . . . . . . . . . . .         (446)                (1,235)      |         5,691
     Increase (decrease) in accounts payable and                                                        |
      accrued expenses  . . . . . . . . . . . . . . . . . . .       (2,802)                 4,700       |          (396)
     Increase (decrease) in income taxes  . . . . . . . . . .          180                   (120)      |            38
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . .            -                      -       |           157
                                                                  --------               --------       |     ---------
        Net cash provided by operating                                                                  |
             activities . . . . . . . . . . . . . . . . . . .       16,315                  5,965       |        30,079
                                                                  --------               --------       |     ---------
                                                                                                        |
Cash flows from investing activities:                                                                   |
  Capital expenditures  . . . . . . . . . . . . . . . . . . .      (10,689)                (2,368)      |        (3,016)
  Proceeds from sale of assets  . . . . . . . . . . . . . . .        2,998                      -       |         6,906
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . .       (1,366)                  (169)      |        (1,194)
                                                                  --------               --------       |     ---------
        Net cash provided by (used in) investing                                                        |
             activities . . . . . . . . . . . . . . . . . . .       (9,057)                (2,537)      |         2,696
                                                                  --------               --------       |     ---------
                                                                                                        |
Cash flows from financing activities:                                                                   |
  Principal payments on long-term debt  . . . . . . . . . . .      (13,399)                     -       |             -
  Proceeds from exercise of warrants and options  . .                  473                      -       |             -
  Debt issue costs  . . . . . . . . . . . . . . . . . . . . .            -                      -       |          (181)
  Long-term deposits  . . . . . . . . . . . . . . . . . . . .            -                  2,995       |             -
  Cash settlement of liabilities subject                                                                |
   to compromise  . . . . . . . . . . . . . . . . . . . . . .         (265)               (28,022)      |             -
                                                                  --------               --------       |     ---------
        Net cash used in financing activities . . . . . . . .      (13,191)               (25,027)      |          (181)
                                                                  --------               --------       |     ---------
                                                                                                        |
Net increase (decrease) in cash and cash equivalents  . . . .       (5,933)               (21,599)      |        32,594
Cash and cash equivalents - beginning of period . . . . . . .       46,032                 65,318       |        32,724
                                                                  ---------              --------       |     ---------
                          - end of period . . . . . . . . . .     $ 40,099               $ 43,719       |     $  65,318
                                                                  --------               --------       |     ---------
                                                                  --------               --------       |     ---------

                See Notes to Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of National Convenience Stores Incorporated and its wholly-owned subsidiaries (the "Company") with all significant intercompany accounts and transactions eliminated in consolidation. The financial information presented for the interim periods is unaudited and the interim period operating results are not necessarily indicative of the results to be expected for the full fiscal year. The interim period financial statements reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of financial position as of March 31, 1994, the results of operations for the three and nine months ended March 31, 1994 and 1993 and the cash flows for the nine months ended March 31, 1994 and 1993. Certain prior year amounts have been reclassified to conform to the current year presentation.

As more fully described in Notes 2 and 3 below, on February 25, 1993 a court order was entered confirming the Company's Revised Fourth Amended and Restated Joint Plan of Reorganization (the "Plan of Reorganization") by the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). As a result, the Company adopted the recommended "fresh- start reporting" treatment for entities emerging from Chapter 11 bankruptcy reorganization, as set forth in American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", ("SOP 90-7"). For accounting purposes, the inception date for the reorganized company was deemed to be March 1, 1993 ("Inception"). Therefore, since March 1, 1993, the Company's consolidated financial statements have been prepared as if it is a new reporting entity (the reorganized company); the term "predecessor company" relates to the Company for all periods prior to March 1, 1993. Consequently, a vertical black line has been placed to separate post-emergence operations from those prior to March 1, 1993. Accordingly, the Consolidated Statements of Operations for the three and nine months ended March 31, 1994 and the period from Inception (March 1, 1993) to March 31, 1993 of the reorganized company are not comparable to those for the two and eight months ended February 28, 1993 of the predecessor company nor are the Consolidated Statements of Cash Flows for the nine months ended March 31, 1994 and the period from Inception (March 1, 1993) to March 31, 1993 of the reorganized company comparable with those for the eight months ended February 28, 1993 of the predecessor company.

In connection with the adoption of SOP 90-7, the Company was also required to adopt the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") as of March 1, 1993 (see Note 5).

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Significant Accounting Policies - Reference is made to the Notes to Consolidated Financial Statements incorporated by reference in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 1993.

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

The Plan of Reorganization was designed to repay all priority creditors in full on the Effective Date or thereafter as provided in the Plan of Reorganization and to repay secured creditors in full over time with interest. Allowed unsecured claims totalling approximately $137.5 million were canceled in exchange for $9.3 million of cash, $1.0 million of new indebtedness and 5.91

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


million shares of newly issued Common Stock, par value $.01 per share, of the reorganized company. All existing $14.375 Convertible Exchangeable Preferred Stock, Series E (the "Series E Preferred Stock") and existing common stock of the predecessor company were exchanged for an aggregate distribution of 90,000 shares of the newly issued Common Stock of the reorganized company. Consequently, a total of 6.0 million shares of newly issued Common Stock of the reorganized company were issued under the Plan of Reorganization. In addition, warrants to purchase up to an additional aggregate 1.35 million shares of newly issued Common Stock at $17.75 per share were distributed to the holders of the predecessor company's two publicly-held subordinated debenture series, the Series E Preferred Stock and the old common stock. All alleged seniority rights arising under the indentures relating to the publicly-held subordinated
debentures were deemed satisfied and canceled as of the Effective Date.   In
addition, the Plan of Reorganization authorized the issuance of stock options to purchase up to 900,000 shares of Common Stock of the reorganized company to certain key employees and directors at $10.50 per share.

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

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following interim unaudited Consolidated Pro Forma Statement of Operations reflects the financial results of the Company as if the Plan of Reorganization and change in accounting principle had been effective July 1, 1992 (amounts in thousands, except per share amount):

                                                                     Three Months Ended March 31, 1993
                                                           -----------------------------------------------------
                                                            As Reported          Adjustments          Pro Forma
                                                           -------------       --------------       ------------
Sales . . . . . . . . . . . . . . . . . . . . . . . . .       $203,177          $      -             $203,177

Costs and Expenses:
  Cost of sales . . . . . . . . . . . . . . . . . . . .        149,467                 -              149,467
  Operating expenses  . . . . . . . . . . . . . . . . .         39,400               243  (a)          39,643
  General and administrative expenses . . . . . . . . .          7,766             1,000  (b)           8,766
  Interest expense  . . . . . . . . . . . . . . . . . .            924             1,435  (c)           2,359
  Other charge  . . . . . . . . . . . . . . . . . . . .          6,561                 -                6,561
                                                              --------          --------             --------
                                                               204,118             2,678              206,796
                                                              --------          --------             --------

Earnings (Loss) Before Reorganization
 Expenses, Fresh-Start Adjustments, Income
 Taxes and Extraordinary Gain . . . . . . . . . . . . .           (941)           (2,678)              (3,619)

Reorganization Expenses, net  . . . . . . . . . . . . .          1,880            (1,880) (c)               -
                                                              --------          --------             --------

Earnings (Loss) Before Fresh-Start
 Adjustments, Income Taxes and
 Extraordinary Gain . . . . . . . . . . . . . . . . .           (2,821)             (798)              (3,619)

Fresh-Start Adjustments . . . . . . . . . . . . . . .              382              (382) (c)               -
                                                              --------          --------             --------

Earnings (Loss) Before Income Taxes
 and Extraordinary Gain . . . . . . . . . . . . . . . .         (2,439)           (1,180)              (3,619)

Income Tax Expense (Benefit)  . . . . . . . . . . . . .            723            (1,939) (d)          (1,216)
                                                              --------          --------             --------

Earnings (Loss) Before Extraordinary
 Gain . . . . . . . . . . . . . . . . . . . . . . . . .         (3,162)              759               (2,403)

Extraordinary Gain  . . . . . . . . . . . . . . . . . .         61,493           (61,493) (c)              -
                                                              --------          --------             --------

Net Earnings (Loss) . . . . . . . . . . . . . . . . . .       $ 58,331          $(60,734)             $ (2,403) (e)
                                                              --------          --------             --------
                                                              --------          --------             --------

Loss Per Share  . . . . . . . . . . . . . . . . . .                                                  $  (0.40) (e)
                                                                                                     --------
                                                                                                     -------

Weighted Average Common and Common Share Equivalents                                                    6,011
                                                                                                     --------
                                                                                                     --------

(a)   To record amortization of Excess Reorganization Value.
(b) To record employee benefit expenses for programs resumed or implemented after June 30, 1993.
(c) To record interest expense on debt incurred in connection with the Plan of Reorganization and to eliminate Reorganization Expenses, Fresh-Start Adjustments and Extraordinary Gain.
(d)   To record income tax expense pursuant to the adoption of SFAS 109.
(e) Pro Forma Net Earnings and Earnings Per Share are $1,722 and $0.27, respectively, when the Other charge of $6,561, related to an increase in environmental liability, is excluded.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following interim unaudited Consolidated Pro Forma Statement of Operations reflects the financial results of the Company as if the Plan of Reorganization and change in accounting principle had been effective July 1, 1992 (amounts in thousands, except per share amount):

                                                                     Nine Months Ended March 31, 1993
                                                           ------------------------------------------------------
                                                            As Reported          Adjustments           Pro Forma
                                                           -------------       --------------        ------------
Sales . . . . . . . . . . . . . . . . . . . . . . . . .       $653,216            $       -            $ 653,216

Costs and Expenses:
  Cost of sales . . . . . . . . . . . . . . . . . . . .        482,703                    -              482,703
  Operating expenses  . . . . . . . . . . . . . . . . .        121,877                  930  (a)         122,807
  General and administrative expenses . . . . . . . . .         23,581                3,000  (b)          26,581
  Interest expense  . . . . . . . . . . . . . . . . . .          2,072                5,808  (c)           7,880
  Other charge  . . . . . . . . . . . . . . . . . . . .          6,561                    -                6,561
                                                              --------            ---------             --------
                                                               636,794                9,738              646,532
                                                              --------            ---------             --------

Earnings (Loss) Before Reorganization
 Expenses, Fresh-Start Adjustments, Income
 Taxes and Extraordinary Gain . . . . . . . . . . . . .         16,422               (9,738)               6,684

Reorganization Expenses, net  . . . . . . . . . . . . .          8,124               (8,124) (c)               -
                                                              --------            ---------            ---------

Earnings (Loss) Before Fresh-Start
 Adjustments, Income Taxes and
 Extraordinary Gain . . . . . . . . . . . . . . . . . .          8,298               (1,614)               6,684

Fresh-Start Adjustments . . . . . . . . . . . . . . . .            382                 (382) (c)               -
                                                              --------            ---------            ---------

Earnings (Loss) Before Income Taxes
 and Extraordinary Gain . . . . . . . . . . . . . . . .          8,680               (1,996)               6,684

Income Tax Expense  . . . . . . . . . . . . . . . . . .            822                2,028  (d)           2,850
                                                              --------            ---------            ---------

Earnings (Loss) Before Extraordinary
 Gain . . . . . . . . . . . . . . . . . . . . . . . . .          7,858               (4,024)               3,834

Extraordinary Gain  . . . . . . . . . . . . . . . . . .         61,493             ( 61,493) (c)               -
                                                              --------            ---------            ---------

Net Earnings (Loss) . . . . . . . . . . . . . . . . . .       $ 69,351            $ (65,517)           $   3,834  (f)
                                                              --------            ---------            ---------
                                                              --------            ---------            ---------

Earnings Per Share (e)  . . . . . . . . . . . . . . . .                                                $    0.61  (f)
                                                                                                       ---------
                                                                                                       ---------

Weighted Average Common and Common Share Equivalents                                                       6,576
                                                                                                       ---------
                                                                                                       ---------

(a)   To record amortization of Excess Reorganization Value.
(b) To record employee benefit expenses for programs resumed or implemented after June 30, 1993.
(c) To record interest expense on debt incurred in connection with the Plan of Reorganization and to eliminate Reorganization Expenses, Fresh-Start Adjustments and Extraordinary Gain.
(d)   To record income tax expense pursuant to the adoption of SFAS 109.
(e) Earnings per share is calculated based on net earnings, as adjusted to reflect decreased interest expense, net of tax, assuming conversion of stock options.
(f) Pro Forma Net Earnings and Earnings Per Share are $7,959 and $1.23, respectively, when the Other charge of $6,561, related to an increase in environmental liability, is excluded.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Supplemental Disclosures to Consolidated Statements of Cash Flows

"Net cash provided by operating activities" includes the following cash payments and receipts ($ in thousands):



                                                              Reorganized Company             Predecessor Company
                                                   ---------------------------------------    -------------------
                                                                            Period from      |
                                                         Nine                Inception       |       Eight
                                                     Months Ended        (March 1, 1993) to  |    Months Ended
                                                    March 31, 1994         March 31, 1993    |  February 28, 1993
                                                   -----------------       --------------    |   -----------------
                                                                                             |
Cash paid (received) for:                                                                    |
  Interest expense  . . . . . . . . . . . . .           $8,042                 $  94         |    $    85
  Income taxes  . . . . . . . . . . . . . . .              375                   120         |        196
  Income tax refunds  . . . . . . . . . . . .              (60)                    -         |       (103)
  Reorganization items:                                                                      |
    Professional fees . . . . . . . . . . . .            2,130                   877         |      4,908
    Other . . . . . . . . . . . . . . . . . .                -                     2         |        182




5.  Income Taxes

On March 15, 1994, the Company filed its federal income tax return for the year ended June 30, 1993, which reflected net operating loss carryforwards of $55.8 million plus tax credit carryforwards of $6.5 million. The net operating losses expire in varying amounts in fiscal years 2003 to 2007 and the tax credits expire in fiscal years 2000 to 2008. The benefit of these losses is reduced substantially if there is an ownership change in the Company's stock as defined in Section 382 of the Internal Revenue Code. Such an ownership change is defined as occurring when, during any three year period, the Company's 5% stockholders (as defined in the Internal Revenue Code) increase their ownership of the Company's stock by more than 50 percentage points. The Plan of Reorganization resulted in an ownership change since substantially all of the new stock was issued to the creditors of the Company. However, since the ownership change occurred pursuant to a Chapter 11 proceeding and because more than 50% of the new stock was issued to qualifying creditors and shareholders, the Company presently intends to take advantage of certain favorable rules contained in Section 382(l)(5).

After an ownership change, Section 382(l)(5) requires a reduction in the amount of net operating loss carryforwards and other tax attributes. As of March 31, 1994, the net operating loss carryforward is estimated to have been reduced to $41.1 million as a result of the adjustments

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


required by Section 382(l)(5), as well as the application of the losses to reduce taxable income generated after June 30, 1993. Section 382(l)(5) will also require the Company to reduce the tax basis of its depreciable assets by approximately $40 million. The Company expects to be able to use the remaining net operating losses, tax credits and other tax attributes to offset future income taxes, subject to applicable limits. However, should a second ownership change occur within two years of the first ownership change, all of the remaining pre-confirmation net operating losses and other tax attributes would be eliminated. The Plan of Reorganization provided for the Company's Restated Certificate of Incorporation dated March 9, 1993 to contain restrictions through June 30, 1996 on the transfer of stock to the reorganized company's current 5% stockholders (as defined in the Plan of Reorganization) or those that would become 5% stockholders as a result of the purported transfer.


6.  Debt

Long-term debt consisted of the following as of the respective dates ($ in thousands):

                                                         March 31, 1994       June 30, 1993
                                                         --------------       -------------
   Term Loan, due 2000                                      $ 58,227             $ 67,957
   Revolving credit agreement                                      -                   -
   Letter of credit agreement, due 2000                            -                3,988
   Mortgage notes on real estate, due 2003                    59,994               62,271
   Other notes payable, due through 2000                       6,532                7,716
                                                            --------             --------
                                                             124,753              141,932

      Less amounts due within one year                        11,750               10,373
                                                            --------             --------
                                                            $113,003             $131,559
                                                            --------             --------
                                                            --------             --------



Revolving Credit Agreement - The Revolving Credit Agreement provides for the borrowing and/or issuance of letters of credit in the aggregate of up to $8.0 million, increasing to $11.0 million during the period from November 1 through May 1 of each year. The Revolving Credit Agreement requires that, during each fiscal year, the Company pay off all outstanding cash borrowings thereunder for a period of 30 consecutive days. The Company had no outstanding borrowings during the nine months ended March 31, 1994 and has therefore satisfied this requirement for fiscal 1994. Letter of credit issuances cannot exceed $8.0 million and cash borrowings are limited to the commitment limit less letters of credit outstanding. Cash

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


borrowings under the Revolving Credit Agreement bear interest at 1% above the prime rate of the Lender. Any remaining outstanding principal balance becomes due and payable on September 30, 1995.

During the third quarter of fiscal 1994, the long-term bank debt agreements were amended for fiscal year 1994 to allow an increase in the capital expenditure budget from $17 million to $25 million.

Below is a table illustrating primary financial ratios and coverage tests ("Covenants") as of March 31, 1994 associated with the Company's long-term bank debt instruments.

      Covenant                                     Required                          Actual
- - --------------------                             ------------                     ------------
Current Ratio (minimum)                                  90%                              107%
Total Borrowed Funds to Consolidated
 Net Worth (maximum)                                    438%                              345%
Maximum Total Liabilities to
 Consolidated Net Worth                                 400%                              298%
Minimum Consolidated Net Worth                   $61,400,000                       $72,567,000
Minimum Interest Coverage Ratio                         200%                              422%
Consolidated Fixed Charge Coverage
 Ratio (minimum)                                        105%                              145%
Minimum EBITDA                                   $27,300,000                       $40,098,000
Capital Expenditure (maximum)                    $22,500,000                       $11,766,000


Computation of the Covenants was performed utilizing definitions contained in the Company's long-term bank debt instrument agreements. At March 31, 1994, the Company was in compliance with such Covenants.

During the nine months ended March 31, 1994, long-term debt decreased by $18.6 million primarily as a result of principal payments and application of proceeds from asset sales.


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

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


were held in escrow pending completion of the Chapter 11 bankruptcy reorganization. Upon confirmation of the Plan of Reorganization, the proceeds were used to pay down the Company's bank debt. The resultant loss was previously provided for in a restructuring charge recorded in December 1991.


8.  Subsequent Event

On April 29, 1994, the Company completed the previously announced transaction whereby the Company, (i) exchanged its 53 operating convenience stores in Southern California, together with related inventories and equipment, for 88 operating convenience stores of The Circle K Corporation in the Dallas-Fort Worth and Houston, Texas areas, together with related inventories and equipment and, (ii) sold its 27 operating convenience stores in Atlanta, Georgia, together with related inventories and equipment, for cash consideration of $9,150,000. The Company now operates only in the State of Texas.

The Company will record a pretax gain in the fourth quarter of approximately $3 million in conjunction with this transaction. Cash proceeds will be used to fund transaction costs, capital expenditures and to reduce long-term bank debt.

ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

RESULTS OF OPERATIONS

In connection with the confirmation of the Plan of Reorganization, the Company, effective March 1, 1993, adopted "fresh-start reporting" in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Accordingly, since March 1, 1993, the Company's financial statements have been prepared as if it is a new reporting entity. As a result of adopting fresh-start reporting, the financial information for the three and nine months ended March 31, 1994 is not prepared on a comparable basis to the information for the three and nine months ended March 31, 1993. However, the Company believes the impact of the fresh-start reporting adjustments is material and identifiable and that combining the one month ended March 31, 1993 with the two and eight months ended February 28, 1993 provides a useful basis for comparison between the two reporting periods.

Sales and Gross Profits - The following table sets forth selected information regarding the results of the Company's operations during the three and nine months ended March 31, 1994 and 1993:

                                                               Combined                           Combined
                                               Three            Three            Nine               Nine
                                           Months Ended     Months Ended     Months Ended       Months Ended
                                          March 31, 1994   March 31, 1993   March 31, 1994     March 31, 1993
                                          --------------   --------------   --------------     ---------------
Merchandise sales (millions)  . . . . .       $118.0           $117.0           $380.4             $375.2
Merchandise gross profit margin . . . .         35.3%            36.8%            34.8%              35.8%
Merchandise gross profit (millions) . .       $ 41.7           $ 43.1           $132.2             $134.5

Gasoline sales (millions) . . . . . . .       $ 86.7           $ 86.1           $272.3             $278.0
Gasoline gross profit margin  . . . . .         10.1%            12.3%            13.7%              12.9%
Gasoline gross profit (millions)  . . .       $  8.8           $ 10.6           $ 37.2             $ 36.0

Total sales (millions)  . . . . . . . .       $204.7           $203.1           $652.7             $653.2
Average gross profit margin . . . . . .         24.7%            26.4%            26.0%              26.1%
Total gross profit (millions) . . . . .       $ 50.5           $ 53.7           $169.4             $170.5

Average number of stores  . . . . . . .          714              721              717                732

Average sales per store (thousands):
   Merchandise  . . . . . . . . . . . .       $165.3           $162.3           $530.5             $512.5
   Gasoline . . . . . . . . . . . . . .        121.4            119.4            379.8              379.8
                                              ------           ------           ------             ------
     Total  . . . . . . . . . . . . .         $286.7           $281.7           $910.3             $892.3

Gasoline gallons sold (millions)  . .           92.5             84.2            276.4              261.9
Average gasoline gallons sold per gas
 store (thousands)  . . . . . . . . .          149.7            135.0            445.8              417.7

THREE MONTHS ENDED MARCH 31, 1994 COMPARED TO THE COMBINED THREE MONTHS ENDED MARCH 31, 1993:


Merchandise sales increased $1.0 million, or 1%, to $118.0 million for the three months ended March 31, 1994 as compared to $117.0 million for the corresponding three month period ended March 31, 1993. On a same-store basis, merchandise sales increased 2%, as a result of value pricing promotions, primarily on fountain drinks and beer; increased lottery income; and an increase in the number of name-brand eateries operating in the Company's stores. Additionally, the Company estimates that the lower retail price of cigarettes had a 2% deflationary impact on same-store merchandise sales.

Merchandise gross profits decreased $1.4 million, or 3%, in the third quarter of fiscal 1994 as compared to the prior year. This decrease was due to reduced merchandise gross profit margins primarily attributable to pricing strategies and promotions which was partially offset by increased margins on cigarettes.
In addition, the prior year gross profits included one-time discount and allowance revenues related to special marketing programs which contributed 1% to the total margin. Merchandise gross profit margins decreased 1.5 percentage points from 36.8% in the third quarter of fiscal 1993 to 35.3% in the third quarter of fiscal 1994 due to the aforementioned reasons. Management continually reviews the need for and appropriateness of value pricing and other promotional strategies based upon customer purchasing trends and patterns.

Gasoline sales increased $0.6 million during the third quarter of fiscal 1994 as compared with the same quarter of the previous year due primarily to a 10% increase in gasoline sales volumes partially offset by an 8% decrease in the
average retail selling price of gasoline.   The gasoline sales volume increase
resulted primarily from the Company's continued emphasis on a volume growth strategy. Gasoline sales volumes on a same-store sales basis increased 10% from the same period last year.

Gasoline gross profits decreased $1.8 million in the third quarter of fiscal 1994 as compared to the same period of 1993, primarily due to the unusually high margins of the prior year period coupled with the increased competitive pressure experienced by the Company during the current year in its markets. Gasoline gross profit margins on a volume basis averaged 9.5 cents per gallon for the third quarter of fiscal 1994 as compared with 12.6 cents per gallon for the same period of the prior year.

An analysis of merchandise sales, gasoline sales and gasoline sales volumes follows (in millions):

                                                                Combined                         Combined
                                                Three            Three            Nine             Nine
                                            Months Ended     Months Ended     Month Ended      Months Ended
                                           March 31, 1994   March 31, 1993   March 31, 1994   March 31, 1993
                                           --------------   --------------   --------------  ----------------
Merchandise Sales:
  Same stores (a) . . . . . . . . . . . .      $117.7           $115.7           $378.4           $368.5
  New stores  . . . . . . . . . . . . . .           -                -                -                -
  Stores closed or sold . . . . . . . . .          .3              1.3              2.0              6.7
                                               ------           ------           ------           ------
                                               $118.0           $117.0           $380.4           $375.2
                                               ------           ------           ------           ------
                                               ------           ------           ------

Gasoline Sales:
  Same stores (a) . . . . . . . . . . . .      $ 86.7           $ 85.9           $272.0           $272.7
  New stores  . . . . . . . . . . . . . .           -                -                -                -
  Stores closed or sold . . . . . . . . .           -               .2               .3              5.3
                                               ------           ------           ------           ------
                                               $ 86.7           $ 86.1           $272.3           $278.0
                                               ------           ------           ------           ------
                                               ------           ------           ------

Gasoline Gallons:
  Same stores (a) . . . . . . . . . . . .        92.5             84.0            276.1            256.5
  New stores  . . . . . . . . . . . . . .           -                -                -                -
  Stores closed or sold . . . . . . . . .           -               .2               .3              5.4
                                               ------           ------           ------             ----
                                                 92.5             84.2            276.4            261.9
                                               ------           ------           ------            ------
                                               ------           ------           ------            ------


(a) Represents the 712 stores which opened prior to July 1, 1992, and continued to operate through March 31, 1994.



Operating Expenses - Operating expenses increased $2.1 million, or 5%, in the third quarter of fiscal 1994 as compared with the same period of fiscal 1993. The increase is primarily due to increases in repairs and maintenance costs as the Company resumed normal maintenance activities upon emergence from Chapter 11 reorganization, labor costs due to a more stable work force at the store level and insurance expenses. In addition, utilities costs increased as a result of rate increases for electricity, garbage and telephone services in the Company's key Texas market areas. These increases were partially offset by an increase in discounts earned due to more efficient payment of sales and excise taxes in the third quarter of fiscal 1994.

General and Administrative Expenses - General and administrative expenses for the quarter ended March 31, 1994, increased $1.4 million, or 17%, from the corresponding quarter for the prior year period, primarily due to the costs associated with the resumption and enhancement of employee benefits effective July 1, 1993, coupled with $256,000 of increased amortization of Reorganization Value in Excess of Amounts Allocable to Identifiable Assets.

Interest Expense - Interest expense increased $1.4 million in the third quarter of fiscal 1994 as compared to the corresponding period of the prior year primarily due to the resumption of interest accruals on all indebtedness upon emergence from Chapter 11 bankruptcy reorganization on March 9, 1993. Prior to the Effective Date, the Company recorded interest expense only for those pre-petition debt instruments which were fully secured, and for all debtor-in-possession financing.

Other Charge - Other charge consists of an increase in the environmental remediation liability recorded in February 1993. This amount was recorded in connection with an updated environmental remediation costs analysis.

Reorganization Expenses - Reorganization expenses include those costs and income items which were incurred by the Company solely as a result of operating under Chapter 11 of the Bankruptcy Code. During the quarter ended March 31, 1993 the Company incurred $1.9 million of such costs which were primarily for professional fees the Company was required to pay to attorneys, accountants and investment bankers involved in the Chapter 11 proceeding.

Income Tax Expense - The effective income tax rate of the reorganized company for the three months ended March 31, 1994 and for the period from March 1, 1993 to March 31, 1993 differs from the federal statutory rate primarily because of state income taxes and the nondeductibility of the amortization of Reorganization Value in Excess of Amounts Allocable to Identifiable Assets.
The effective income tax rate of the predecessor company for the two months ended February 28, 1993 differs from the federal statutory rate primarily because the previous method of accounting required the use of prior year loss carryforwards to reduce the effective federal income tax rate for financial reporting purposes.

Pro Forma Results of Operations - Management of the Company has made pro forma calculations of third quarter operating results based on the assumption that the Plan of Reorganization had become effective on July 1, 1992. See "Item 1 - Financial Statements, Note 3 of the Notes to Consolidated Financial Statements".

NINE MONTHS ENDED MARCH 31, 1994 COMPARED TO COMBINED NINE MONTHS ENDED MARCH 31, 1993:


Merchandise sales increased $5.2 million, or 1%, in the nine months ended March 31, 1994, as compared with the corresponding period of the prior fiscal year. On a same-store basis, merchandise sales increased 3% due primarily to hot, dry weather conditions in the Company's key Texas markets during the first quarter of fiscal 1994, as well as to value pricing promotions on fountain drinks, select premium beers and cigarettes. In addition, the Company experienced strong lottery commission revenues.

Merchandise gross profits decreased $2.3 million, or 2%, in the first nine months of fiscal 1994 as compared to the corresponding period of the prior fiscal year because of reduced merchandise margins. Merchandise gross profit margins decreased 1.0 percentage points from 35.8% in the first nine months of fiscal 1993 to 34.8% in the first nine months of fiscal 1994. The decrease in the gross profit margin was primarily attributable to the pricing strategies and promotions. This decrease was partially offset by the increased margins associated with refrigerated juices. Management continually reviews the need for and appropriateness of value pricing and other promotional strategies based upon customer purchasing trends and patterns.

Gasoline sales decreased $5.7 million, or 2%, during the first nine months of fiscal 1994 as compared with the same period of the previous year due primarily to a 7% decrease in the average retail selling price of gasoline partially
offset by a 6% increase in gasoline sales volumes.   The gasoline sales volume
increase resulted primarily from the Company's continued emphasis on volume growth strategy. Gasoline sales volumes on a same-store sales basis increased 8% from the same period last year.

Gasoline gross profits increased $1.2 million, or 3%, in the first nine months of fiscal 1994 as compared to the corresponding period of the prior fiscal year, primarily due to the higher gasoline sales volumes. Gasoline gross profit margins on a volume basis averaged 13.5 cents per gallon for the first nine months of fiscal 1994 as compared with 13.7 cents per gallon for the same period of the prior year.

Operating Expenses - Operating expenses increased $4.8 million, or 4%, in the first nine months of fiscal 1994 as compared with the corresponding period of
the prior fiscal year.   The increase is primarily due to increases in
utilities, repairs and maintenance and insurance. The increase in utilities is attributable to an increase in electricity usage caused by above average temperatures in the Texas markets during the first four months of fiscal 1994 coupled with rate increases for electricity, garbage and telephone services in these same markets effective throughout the following quarter. The increase in repairs and maintenance was the result of higher maintenance costs on air conditioning, fountain and refrigeration equipment for the first quarter of fiscal 1994. In addition, the prior year's maintenance activities were scaled down to only those activities considered as essential repairs and maintenance during the bankruptcy. Insurance expenses increased primarily due to changes in the terms and provisions of existing insurance policies. These increases were partially offset by a decrease in advertising expense and excise taxes during the first nine months of fiscal 1994.

General and Administrative Expenses - General and administrative expenses for the nine months ended March 31, 1994, increased $4.3 million, or 18%, from the
corresponding period of fiscal year 1993.   This increase is primarily due to
the resumption and enhancement of employee benefits effective July 1, 1993, coupled with $943,000 of increased amortization of Reorganization Value in
Excess of Amounts Allocable to Identifiable Assets.   These increases were
partially offset by reductions in corporate payroll costs.

Interest Expense - Interest expense increased $5.1 million in the first nine months of fiscal 1994 as compared to the same period of the prior year primarily due to the resumption of interest accruals on all indebtedness upon emergence from Chapter 11 bankruptcy reorganization. Prior to the Effective Date, the Company recorded interest expense only for those pre-petition debt instruments which were fully secured, and for all debtor-in-possession financing.

Reorganization Expenses - Reorganization expenses include those costs and income items which were incurred by the Company solely as a result of operating under Chapter 11 of the Bankruptcy Code. During the nine months ended March 31, 1993 the Company incurred $8.1 million of such costs which were primarily for professional fees the Company was required to pay to attorneys, accountants and investment bankers involved in the Chapter 11 proceedings.

Income Tax Expense - The effective income tax rate of the reorganized company for the nine months ended March 31, 1994 and for the period from March 1, 1993 to March 31, 1993 differs from the federal statutory rate primarily because of state income taxes and the nondeductibility of the amortization of Reorganization Value in Excess of Amounts Allocable to Identifiable Assets. The effective income tax rate of the predecessor company for the eight months ended February 28, 1993 differs from the federal statutory rate primarily because the previous method of accounting required the use of prior year loss carryforwards to reduce the effective federal income tax rate for financial reporting purposes.

Pro Forma Results of Operations - Management of the Company has made pro forma calculations of year-to-date operating results based on the assumption that the
Plan of Reorganization had become effective on July 1, 1992.   See "Item 1 -
Financial Statements, Note 3 of the Notes to Consolidated Financial
Statements".

LIQUIDITY AND CAPITAL RESOURCES

Key balance sheet figures and ratios are presented in the table below (all amounts, excluding ratios, are in millions):


                                                                     March 31, 1994               June 30, 1993
                                                                     --------------               -------------
Cash (a)...............................................                  $  40.1                      $ 46.0
Current assets.........................................                  $  86.0                      $ 90.5
Current liabilities....................................                  $  80.2                      $ 78.8
Current ratio..........................................                     1.07                        1.15
Inventory turn ratios (annualized):
  Merchandise..........................................                     10.6                        11.7
  Gasoline.............................................                     53.8                        50.3
Long-term debt.........................................                  $ 113.0                      $131.6
Stockholders' equity...................................                  $  72.6                      $ 67.3
Debt/Equity ratio......................................                     1.56                        1.96
Common shares outstanding..............................                      6.0                         6.0


_____________________
(a) Includes $7.4 million and $6.3 million that has been reserved at the Company's option related to the remittance of tax and lottery collections as of March 31, 1994 and June 30, 1993, respectively.



Liquidity - The Company's Revised Fourth Amended and Restated Joint Plan of Reorganization (the "Plan of Reorganization") was predicated on the assumption that the Company would fund its daily working capital requirements through its operations and the cash balances it retained upon emergence from Chapter 11 bankruptcy reorganization. Because substantially all of the Company's sales are for cash and total inventories are converted to cash approximately once a month, the Company considers its cash flows adequate to satisfy its daily working capital requirements. However, in order to further enhance its liquidity, on March 9, 1993, the Company entered into a Revolving Credit Agreement with NationsBank of Texas, N.A. which provides for the borrowing and/or issuance of letters of credit in the aggregate of up to $8.0 million, increasing to $11.0 million during the period from November 1 through May 1 of each year. The Revolving Credit Agreement requires that, during each fiscal year, the Company pay off all outstanding cash borrowings thereunder for a period of 30 consecutive days. The Company had no outstanding borrowings during the nine months ended March 31, 1994 and has therefore satisfied this
requirement for fiscal 1994.    Letter of credit issuances cannot exceed $8.0
million and cash borrowings are limited to the commitment limit less letters of credit outstanding. The facility terminates on September 30, 1995. At March 31, 1994, no borrowings or letters of credit were outstanding under this facility.

Operating earnings before interest, income taxes, depreciation, amortization, reorganization items and other non-recurring items ("EBITDA") amounted to $28,033,000, or $4,344 per store per month in the nine months of fiscal 1994, compared to $30,748,000 or $4,667 per store per month in the same period of fiscal 1993. EBITDA is presented here to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements and should not be construed either as a substitute for earnings from operations or as a better indicator of liquidity than cash flow from operating activities. The decrease in EBITDA is due principally to lower operating earnings coupled with the timing of working capital items.
Cash flows from operating activities totalled $16.3 million and $36.0 million for the nine months ended March 31, 1994 and 1993, respectively. The decrease from the prior year is due to lower operating earnings coupled with the timing of working capital items.

The Company has historically maintained a portfolio of surplus and excess real estate properties in anticipation of expansion. During the period of Chapter 11 bankruptcy reorganization, the Company eliminated its new store development program and began selling parcels of surplus real estate. In addition, in July 1992 the Company sold its 21 operating convenience stores together with related inventories and equipment located in and around the San Francisco Bay area for $3.1 million. Net proceeds from these sales were used to partially fund the Company's cash requirements upon emerging from Chapter 11 bankruptcy reorganization. During the nine months ending March 31, 1994, the Company sold sixteen additional parcels of surplus real estate for $2.1 million, net of closing costs, as well as equipment and other assets for an additional $855,000. Net proceeds from such sales, and any sales in the future, are generally required to be applied against mortgage or long-term bank debt. The Company anticipates entering into additional real estate sales. As of March 31, 1994, 52 parcels of surplus real estate were held by the Company.

On April 29, 1994, the Company completed the previously announced transaction whereby the Company, (i) exchanged its 53 operating convenience stores in Southern California, together with related inventories and equipment, for 88 operating convenience stores of The Circle K Corporation in the Dallas-Fort Worth and Houston, Texas areas, together with related inventories and equipment and, (ii) sold its 27 operating convenience stores in Atlanta, Georgia, together with related inventories and equipment, for cash consideration of $9,150,000. The Company now operates only in the State of Texas.

The Company will record a pre-tax gain in the fourth quarter of approximately $3 million in conjunction with this transaction. Cash proceeds will be used to fund transaction costs, capital expenditures and to reduce long-term bank debt.

The Company recently announced the implementation of a program to enhance and redefine the Company's focus on customer service and employee effectiveness. This program is the result of an extensive review by management and outside consultants of store operations. An integral component of the program involves the upgrading of equipment and technology through the installation of integrated state-of-the-art sales and inventory management systems. These systems will significantly automate store operations by capturing data on point of sale and scanning equipment. The Company will initiate the program in its Dallas/Fort Worth stores and estimates that it will incur capital expenditures of approximately $7 million, in such market, over the next three fiscal quarters. Additionally, the Company estimates that it will incur approximately $3 million in consulting expenses in conjunction with the program over the next three fiscal quarters. These costs will be funded by cash generated from operations as well as cash on hand. As noted below, the Company's long-term bank credit agreements have been amended to allow an increase in the fiscal year 1994 capital expenditures budget from $17 million to $25 million.

Capital Resources - The Company incurred $10.7 million of capital expenditures through March 31, 1994 compared to $5.4 million for the corresponding period of the prior fiscal year. During the first nine months of fiscal 1994, the capital expenditures consisted of $4.6 million in equipment replacement and store improvements, $3.1 million of new gasoline dispensing equipment and installation of underground piping required to comply with environmental laws (the "Stage II Vapor Recovery Equipment") and $0.9 million for additional security equipment.

In addition to amounts expended on Stage II Vapor Recovery Equipment, the Company incurred $1.1 million in the first nine months of fiscal 1994 on environmental remediation activities compared to $484,000 in the same period of fiscal 1993. The majority of such expenditures related to the remediation and clean-up of contaminated soil caused by leaking underground gasoline storage tanks and underground piping systems. Environmental remediation reserves totalled $17.1 million and $18.2 million at March 31, 1994 and June 30, 1993, respectively. These amounts include state reimbursements of approximately
$4 million which the Company considers probable of recovery. The reduction in the environmental liabilities is a result of the expenditures noted above.

Insurance liabilities totalled $14.9 million and $9.8 million at March 31, 1994 and June 30, 1993, respectively. The liabilities were increased for accruals of $12.7 million and decreased for payments of $7.6 million during the nine months ended March 31, 1994.

Restructuring liabilities totalled $7.1 million at March 31, 1994 and June 30, 1993.

The Company's long-term bank debt agreements contain limits on the amount of capital expenditures and environmental remediation expenses the Company can incur. During the third quarter of fiscal 1994, the Company's long-term bank debt agreements were amended to allow an increase in the fiscal year 1994 capital expenditure budget from $17 million to $25 million. The Company anticipates it will incur an amount near the maximum amount of expenditures allowed by the long-term bank debt agreements due to, (i) the $11.3 million dedicated to the required purchase and installation of additional Stage II Vapor Recovery Equipment and other expenditures required by environmental regulations, (ii) capital expenditures associated with the implementation of the integrated state-of-the-art inventory and sales management system and,

(iii) the $2.8 million to be incurred in conjunction with the conversion of the Houston and Dallas stores acquired April 29, 1994 from The Circle K Corporation. Discretionary capital expenditures will be directed primarily at store remodels, eatery installations and equipment replacement.

Under the terms of certain of the Company's long-term debt instruments, the Company cannot pay cash dividends on its Common Stock or purchase treasury stock.

Below is a table illustrating primary financial ratios and coverage tests ("Covenants") as of March 31, 1994 associated with the Company's long-term bank debt instruments.

      Covenant                                          Required                         Actual
- - --------------------                                  ------------                     -----------
Current Ratio (minimum)                                       90%                             107%
Total Borrowed Funds to Consolidated
 Net Worth (maximum)                                         438%                             345%
Maximum Total Liabilities to
 Consolidated Net Worth                                      400%                             298%
Minimum Consolidated Net Worth                        $61,400,000                      $72,567,000
Minimum Interest Coverage Ratio                              200%                             422%
Consolidated Fixed Charge Coverage
 Ratio (minimum)                                             105%                             145%
Minimum EBITDA                                        $27,300,000                      $40,098,000
Capital Expenditure (maximum)                         $22,500,000                      $11,766,000


Computation of the Covenants was performed utilizing definitions contained in the Company's long-term bank debt instrument agreements. At March 31, 1994, the Company was in compliance with such Covenants.

During the nine months ended March 31, 1994, long-term debt decreased by $18.6 million primarily as a result of principal payments and application of proceeds from asset sales.

On March 15, 1994, the Company filed its Federal income tax return for the year ended June 30, 1993, which reflected net operating loss carryforwards of $55.8 million plus tax credit carryforwards of $6.5 million. The net operating losses expire in varying amounts in fiscal years 2003 to 2007 and the tax credits expire in fiscal years 2000 to 2008. The benefit of these losses is reduced substantially if there is an ownership change in the Company's stock as defined in Section 382 of the Internal Revenue Code. Such an ownership change is defined as occurring when, during any three year period, the Company's 5% stockholders (as defined in the Internal Revenue Code) increase their ownership in the Company's stock by more than 50 percentage points. The Plan of Reorganization resulted in an ownership change since substantially all of the new stock was issued to the creditors of the Company. However, since the ownership change occurred pursuant to a Chapter 11 proceeding and because more than 50% of the new stock was issued to qualifying creditors and shareholders, the Company presently intends to take advantage of certain favorable rules contained in Section 382(l)(5).

After an ownership change, Section 382(l)(5) requires a reduction in the amount of net operating loss carryforwards and other tax attributes. As of March 31, 1994, the net operating loss carryforward is estimated to have been reduced to $41.1 million as a result of the adjustments required by Section 382(l)(5), as well as the application of the losses to reduce taxable income generated after June 30, 1993. Section 382(l)(5) will also require the Company to reduce the tax basis of its depreciable assets by approximately $40 million. The Company expects to be able to use the remaining net operating losses, tax credits and other tax attributes to offset future income taxes, subject to applicable limits. However, should a second ownership change occur within two years of the first ownership change, all of the remaining pre-confirmation net operating losses and other tax attributes would be eliminated. The Plan of Reorganization provided for the Company's Restated Certificate of Incorporation dated March 9, 1993 to contain restrictions through June 30, 1996 on the transfer of stock to the reorganized company's current 5% stockholders (as defined in the Plan of Reorganization) or those that would become 5% stockholders as a result of the purported transfer.

Risks and Uncertainties - During the year ended June 30, 1993 and the nine months ended March 31, 1994, the sale of gasoline products, tobacco products and alcoholic beverages comprised 42%, 15% and 14%, respectively, of total Company sales. Under the Clinton Administration numerous proposals have been made recently that would result in increased excise taxes on alcoholic beverages and tobacco products. Several of these proposals have sought substantial increases on state and federal excise taxes, as well as additional state taxes on tobacco products in particular. While the Company cannot predict whether the remaining tax proposals will become law, similar previous tax increases on such products have generally had a negative impact on the sales and earnings of the Company. Additionally, numerous governmental entities are considering various regulations related to the sale of tobacco products which are unduly restrictive. If such restrictive regulations are implemented, sales and earnings of the Company could be adversely affected.

The Company's environmental remediation exposure is related primarily to the clean up of contaminated soil caused by leaking underground gasoline storage tanks and underground piping systems. The Company is subject to additional regulatory matters including environmental capital commitments and environmental remediation, as further discussed in the Company's Annual Report on Form 10-K, as amended. The actual cost of remediating contaminated sites and removing tanks may be substantially lower or higher than the related accrued liabilities.

World gasoline markets have historically been subject to periods of sudden and extreme volatility as a result of changing supply and demand conditions for crude oil and gasoline. The Company's liquidity and gross profits could be adversely affected in the future should such conditions occur, and such adverse effects could be significant.

The Clinton Administration and many members of the Congress have proposed various legislative measures to change existing health care programs. Due to the labor intensive nature of the convenience store business, any legislation or regulation which increases the Company's labor costs could have a significant effect on the results of operations of the Company. As a result of the significant amount of uncertainty surrounding any potential changes in health care programs, the Company is unable to predict the outcome of any of these proposals.

                          PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings


Chapter 11 Reorganization Status - The Company's Revised Fourth Amended and Restated Joint Plan of Reorganization (the "Plan of Reorganization") was substantially consummated shortly after the effective date of March 9, 1993. The principal hearings since that time and presently scheduled on the docket of the United States Bankruptcy Court for the Southern District of Texas (Houston Division) (the "Bankruptcy Court") relate to the resolution of the disputed proofs of claim. All creditors were required to file proofs of claim against the Company for claims held as of December 9, 1991 (the "Petition Date"), including contingent, unliquidated, unmatured and disputed claims. However, if the schedules of liabilities filed with the Bankruptcy Court correctly listed the claim of any creditor as to amount and priority, and there was no designation on the schedules that the claim was contingent, unliquidated, unmatured or disputed, then the creditor could rely on the schedules and need not file a proof of claim. The Bankruptcy Court established June 4, 1992, as the deadline by which all proofs of claim had to be filed. Failure to file a proof of claim by the deadline resulted in the barring of the claim, and the holder of the barred claim was not treated as a creditor for purposes of voting or distribution. In instances where particular creditors were omitted from the original schedules of liabilities and did not receive notice of the earlier deadlines, the Bankruptcy Court provided for special 30-day deadlines following receipt of notice by the creditor. With respect to claims arising from the rejection of executory contracts and unexpired leases, the Bankruptcy Court established a deadline of the later of October 5, 1992 or 60 days after entry of an order approving the rejection of the contract or lease. The Bankruptcy Court also established November 3, 1992, as the deadline for filing proofs of claims for certain creditors added in supplements to the schedules of liabilities filed by the Company.

The Company is continuing to research and evaluate the proofs of claims received, to identify and remove duplicate claims and to combine those proofs of claim filed on a store by store basis by the same creditor. As of May 2, 1994, 3,003 proofs of claim had been filed against the Company which had a net stated aggregate value of approximately $426.1 million for the proofs of claim which specify an amount; numerous other proofs of claim do not specify amounts. Of the total, 2,892 claims valued at $289.5 million have been settled by the Company. The remaining number of claims includes other unresolved claims, including duplicate claims filed by the same claimant, and also includes duplicate claims filed by separate parties for the same asserted liability.
The Company considers the amounts claimed in the remaining unsettled proofs of claim to be an unreliable estimate of their liability. In the opinion of management, certain of these claims assert unrealistic amounts of liability, are duplicate claims or have other defects. Consequently, as of May 2, 1994, the Company had filed objections in the Bankruptcy Court for 42 of the remaining disputed claims covering $85.7 million. Of the disputed claims $74.6 million is the amount the Company estimates that is not covered by insurance. In addition, as of May 2, 1994, 67 claims for $50.8 million had been assigned to a special settlement procedure for personal injury claims. The Company will continue to reconcile the amount of claims as determined by the Company with the claims asserted in proofs of claim and will take appropriate steps to eliminate all duplications and other inaccuracies to ensure that only valid claims are allowed by the Bankruptcy Court. This process will continue until all claims are resolved, which is expected to be for an extended period of time.

On January 10, 1994, the Bankruptcy Court approved a settlement of the Proofs of Claim of National Union Fire Insurance Company of Pittsburgh, Pennsylvania and certain related entities ("National Union"), which settlement provided for National Union to have an allowed general unsecured claim under the Plan of Reorganization in the amount of $4,019,319, for the release of $4,494,152 in Letters of Credit held by National Union and for the reissuance of Letters of Credit totalling $9,591,925 to National Union. The settlement also contemplates the payment by National Union of certain proofs of claim by claimants whose claims are covered by National Union insurance. As a result of the settlement with National Union, the amount of unresolved general unsecured claims was substantially reduced.

The majority of outstanding disputed claims are general unsecured claims. Pursuant to the terms of the Plan of Reorganization, a total of 1,616,559 shares of Common Stock was issued to Boatmen's Trust Company as agent for the general unsecured creditors, pending allowance of their respective claims. As of May 2, 1994, Boatmen's had allocated 857,729 shares to individual unsecured creditors and had issued the appropriate share certificates. The remaining 758,830 shares will be allocated in the future as additional general unsecured claims are allowed and as disputed claims are resolved.

Other Litigation - George Shields, Garry Cocker, Michael W. Armstrong & Sheila
B. Armstrong, Joint Tenants, Michael W. Armstrong & Sheila B. Armstrong Revocable Living Trust, Bobby J. Moon, and Jeannie M. Moon, on behalf of themselves and all others similarly situated, Plaintiffs v. V. H. Van Horn, Richard C. Steadman, Dunbar N. Chambers, Jr., Raymond W. Oeland, Jr. and Robert Stobaugh, Defendants; in the 125th Judicial District Court of Harris County, Texas (the "State Court Action"). In this action, filed on February 24, 1993, the shareholder Plaintiffs had sought class certification to assert claims by all shareholders of the Company prior to the confirmation of the Plan of Reorganization. The Plaintiffs contended, among other things, that the write-offs which were taken prior to the confirmation of the Plan of Reorganization were improper and that the Plan of Reorganization, as approved by order of the Bankruptcy Court, improperly deprived Plaintiffs of their ownership of the Company. Plaintiffs had sought unspecified compensatory and punitive damages and costs of defense.

The Company had filed an adversary proceeding against the shareholders/Plaintiffs styled National Convenience Stores Incorporated v. George Shields and Garry Cocker, in the Bankruptcy Court, Adversary No. 93-4454 (the "Adversary Proceeding"). The Company's complaint in the Adversary Proceeding had requested that the Bankruptcy Court enforce its injunction contained in the Order confirming the Plan of Reorganization since the Adversary

Proceeding, as a collateral attack upon the Order of Confirmation, contradicts the Order of Confirmation. On October 29, 1993, the Bankruptcy Court entered judgment for the Company against Messrs. Shields and Cocker. The judgment enjoined Messrs. Shields and Cocker from prosecuting the State Court Action and ordered Messrs. Shields and Cocker to dismiss the State Court Action. The judgment was appealed by Messrs. Shields and Cocker to the United States District Court for the Southern District of Texas, Houston Division.

The Company had filed a further action in Bankruptcy Court against Messrs. Shields and Cocker styled National Convenience Stores Incorporated v. Shields and Cocker, Adversary No. 93-4705 (the "Compensation Lawsuit") in which the Company sought compensation for costs incurred as a result of the violation of the permanent injunction by the shareholder/Plaintiffs mentioned above.

The Directors, who are Defendants in the State Court Action, and the Company entered into a settlement agreement with the Plaintiffs, in the State Court Action, and Messrs. Shields and Cocker with respect to the State Court Action, the Adversary Proceeding and the Compensation Lawsuit. Under the terms of the settlement agreement, the Plaintiffs, in the State Court Action, and Messrs Shields and Cocker agreed (i) to release each of their claims against the Directors who are Defendants and the Company; (ii) to dismiss the State Court Action; (iii) to sell any shares of Company stock owned; (iv) not to purchase any Company stock for ten years; and (v) to pay the Company $1,000. The Company agreed to dismiss the Adversary Proceeding and the Compensation Lawsuit. The State Court Action and the Appeal of the Adversary Proceeding has been dismissed. The Compensation Lawsuit settlement agreement has been filed with the Bankruptcy Court and is awaiting entry by such Court.

There is no other litigation pending or threatened against the Company that management believes is likely to have a material adverse effect on the financial position or the business of the Company.


ITEM 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

         See Index to Exhibits on Page 33.

b)       Reports on Form 8-K

         The Company did not file a Current Report on Form 8-K during the third quarter of fiscal 1994.

         On May 13, 1994, the Company filed a Current Report on Form 8-K related to the April 29, 1994 transaction with The Circle K Corporation referred to above.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL CONVENIENCE STORES INCORPORATED
                                                    (Registrant)





Date May 13, 1994                                /s/ A. J.Gallerano
                                        A. J. Gallerano - Senior Vice President,
                                             General Counsel and Secretary





Date May 13, 1994                                 /s/ Brian Fontana
                                            Brian Fontana - Vice President -
                                                Chief Financial Officer




Date May 13, 1994                                   /s/ David Tusa
                                        David Tusa - Vice President - Controller

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES


                               INDEX TO EXHIBITS

                                                                                                                   Page
                                                                                                                  Number
                                                                                                                  ------
EXHIBITS:


  *11(a)        Computation of earnings (loss) per share for the three
                months ended March 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34


  *11(b)        Computation of earnings per share for the nine
                months ended March 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   35





_____________
*Filed Herein

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE

EXHIBIT 11(a)


                                                                                        Three Months Ended
                                                                                          March 31, 1994
                                                                                         -----------------
                                                                                            (unaudited)
Primary Earnings (Loss) Per Share
- - ---------------------------------

Net Loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $(1,527,000)

Average Common Shares Outstanding (1) . . . . . . . . . . . . . . . . . . . . . . . .         6,011,000

Primary Loss Per Common Share . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     (0.25)
                                                                                            -----------
                                                                                            -----------





Fully Diluted Earnings (Loss) Per Share
- - ---------------------------------------

Net Loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $(1,527,000)

Average Common Shares Outstanding (1) . . . . . . . . . . . . . . . . . . . . . . . .         6,011,000

Fully Diluted Loss Per Common Share . . . . . . . . . . . . . . . . . . . . . . . . .       $     (0.25)
                                                                                            -----------
                                                                                            -----------





(1) Common share equivalents were not considered since the Company generated a loss for the three month period.



                See Notes to Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE

EXHIBIT 11(b)


Primary Earnings Per Share
- - --------------------------

                                                                                              Nine Months Ended
                                                                                               March 31, 1994
                                                                                              -----------------
Net Earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           $4,716,000

Interest expense adjustment
 assuming conversion of options, net of tax . . . . . . . . . . . . . .                              154,000
                                                                                                  ----------
Net earnings applicable to
 common shares  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           $4,870,000
                                                                                                  ----------
                                                                                                  ----------

Average Common Shares and Common Share Equivalents:
 Average shares outstanding . . . . . . . . . . . . . . . . . . . . . .                            6,004,000
 Common Share Equivalents
  assuming conversion of options  . . . . . . . . . . . . . . . . . . .                              567,000
                                                                                                  ----------
Average number of common shares
 and common share equivalents . . . . . . . . . . . . . . . . . . . . .                            6,571,000
                                                                                                  ----------
                                                                                                  ----------

Primary Earnings Per Common Share
 and Common Share Equivalents . . . . . . . . . . . . . . . . . . . . .                           $     0.74
                                                                                                  ----------
                                                                                                  ----------


Fully Diluted Earnings Per Share
- - --------------------------------

Net Earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           $4,716,000

Interest expense adjustment
 assuming conversion of options, net of tax . . . . . . . . . . . . . .                              154,000
                                                                                                  ----------
Net earnings applicable to
 common shares  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           $4,870,000
                                                                                                  ----------
                                                                                                  ----------

Average Common Shares and Common Share Equivalents:
 Average shares outstanding . . . . . . . . . . . . . . . . . . . . . .                            6,004,000
 Common Share Equivalents
  assuming conversion of options  . . . . . . . . . . . . . . . . . . .                              572,000
                                                                                                  ----------
Average number of common shares
 and common share equivalents . . . . . . . . . . . . . . . . . . . . .                            6,576,000
                                                                                                  ----------
                                                                                                  ----------

Fully Diluted Earnings Per Common Share
 and Common Share Equivalents . . . . . . . . . . . . . . . . . . . . .                           $     0.74
                                                                                                  ----------
                                                                                                  ----------



                See Notes to Consolidated Financial Statements.