Form 10-K
period 1994-06-30
NATIONAL CONVENIENCE STORES INC /DE/
filed 1994-09-28
CIK 314662

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                --------------
                                   FORM 10-K
                                --------------

     /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended June 30, 1994

                                       OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transition period from __________ to __________

                         Commission File Number 1-7936

                    NATIONAL CONVENIENCE STORES INCORPORATED
             (Exact name of registrant as specified in its charter)

               Delaware                                      74-1361734
   (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)

           100 Waugh Drive
           Houston, Texas                                       77007
(Address of Principal Executive Offices)                      (Zip Code)

     Registrant's telephone number, including area code:  (713) 863-2200

       Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS

                          Common Stock, $.01 par value
                       Warrants to Purchase Common Stock

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                 -----        -----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             -----

      At September 15, 1994, 6,050,075 shares of the registrant's common stock, par value $.01 per share (the "Common Stock"), were outstanding and the aggregate market value (based on the closing price quoted on the Nasdaq National Market System) of the voting stock of the Company, excluding shares held by affiliates, was approximately $51,309,630.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             Yes   X       No
                                 -----        -----

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1994 (Part II--Items 6-8; Part IV--Item 14).

(2) Portions of the Company's definitive Proxy Statement dated September 27, 1994 for its Annual Meeting of Shareholders (Part III--Items 10- 13).

================================================================================

                               TABLE OF CONTENTS

                                                                                                                               Page
                                                                                                                               ----
                                                                     PART I

ITEM 1.             BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
                     General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
                     Store Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
                     Suppliers  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4
                     Regulatory Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4
                     Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7
                     Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7
                     Chapter 11 Bankruptcy Reorganization   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7
                     Executive Officers of Registrant   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

ITEM 2.             PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11
                     Stores   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11
                     Corporate Offices  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11
                     Support Facilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

ITEM 3.             LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12
                     Reorganization Proceedings Under Chapter 11  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12
                     Other Litigation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

                                                                     PART II

ITEM 5.             MARKET FOR REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

ITEM 6.             SELECTED FINANCIAL DATA   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS   . . . . . . . . .   17

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . .   17

                                                                    PART III

ITEM 10.            DIRECTORS AND EXECUTIVE OFFICERS OF THE
                    REGISTRANT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

ITEM 11.            EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . .   18

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

                                                                     PART IV

ITEM 14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                    REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

                    SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25

                                     PART I

ITEM 1.  BUSINESS

GENERAL

National Convenience Stores Incorporated (the "Company") is the largest operator of convenience stores in the state of Texas and one of the twenty largest in the United States. At June 30, 1994, the Company operated 709 specialty convenience stores in four cities in the state of Texas under the name Stop N Go(SM). Eighty percent of the Company's stores are located in the Houston and San Antonio, Texas areas where the Company is the largest
convenience store operator.   The stores sell fresh foods, traditional fast
foods, alcoholic and nonalcoholic beverages, tobacco products, groceries, lotto/lottery tickets, health and beauty aids and other nonfood merchandise, specialty items and incidental services. Approximately 90% of the Company's stores are equipped with self-serve gasoline dispensing facilities. The Company originally organized as a Texas corporation in 1959 and was reincorporated in Delaware in 1979. As more fully described below under "Chapter 11 Bankruptcy Reorganization", the Company filed for voluntary Chapter 11 bankruptcy reorganization on December 9, 1991 and emerged from such on March 9, 1993 as a result of the confirmation of the Company's Revised Fourth Amended and Restated Joint Plan of Reorganization (the "Plan of Reorganization"). In the fourth quarter of fiscal 1994, the Company divested its 80 operating convenience stores in the states of California and Georgia and acquired 88 stores in the Houston and Dallas/Fort Worth areas. With the consummation of this transaction the Company attained its goal of geographically consolidating its operations to within the state of Texas.

The following table sets forth the distribution of the Company's stores by market as of June 30, 1994:

                                                                                                      Stores
                                                                                       %              Selling
                                                                       Stores       of Total         Gasoline
                                                                       ------       --------         --------
Texas
  Houston/Gulf Coast  . . . . . . . . . . . . . . . . . . . . . . .      425          59.9%             371
  San Antonio . . . . . . . . . . . . . . . . . . . . . . . . . . .      143          20.2              137
  Dallas/Fort Worth . . . . . . . . . . . . . . . . . . . . . . . .      113          15.9              105
  Austin  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28           4.0               25
                                                                         ---         -----              ---
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      709         100.0%             638
                                                                         ===         =====              ===




STORE OPERATIONS

The Company's convenience stores are extended-hour retail facilities, emphasizing convenience to the customer. Substantially all the stores are open every day of the year and 608 operate 24 hours a day. Typically, the Company's stores are located in residential areas, on main thoroughfares, in small shopping centers or on other sites selected for easy accessibility and customer convenience. The stores' exteriors are of a similar design and color making them easily recognizable. The Company emphasizes high-quality products, personal and courteous service, and clean and modern stores. The stores attract lunch-time customers, early and late shoppers, weekend and holiday shoppers and customers who need only a few items at any time and desire rapid service. Approximately fifty of the stores are also targeted to attract the fast-food take- out customer via easily recognized national brand name "eatery" fast-food offerings.

The Company's stores offer a diverse range of over 3,000 high-traffic consumer items including take-out foods, traditional fast-foods, fountain beverages, alcoholic beverages, tobacco products, soft drinks, candy, snacks, groceries, health and beauty aids, magazines and newspapers, automotive products, seasonal and promotional items, and school supplies. The Company sells lottery tickets in all of its stores and lotto tickets in most of its stores. Substantially all of the Company's stores sell money orders. Approximately 90% of the Company's stores are equipped with self-serve gasoline-dispensing facilities.

The following table sets forth certain statistical information regarding the Company's sales for the periods indicated:

                                                                                 Year Ended June 30,
                                                              ----------------------------------------------------
                                                                                      Combined
                                                                 1994                  1993(1)               1992
                                                              ---------             ------------           --------
                                                                        (Dollar amounts expressed in millions)
Sales....................................................       $880.5                 $878.9              $958.5
Percentage of sales
  contributed by:
   Gasoline..............................................         41.8%                  42.4%               40.5%
   Alcoholic beverages...................................         13.2%                  13.9%               15.2%
   Tobacco products......................................         14.2%                  15.2%               14.9%
   Other categories not individually
    contributing more than 10%...........................         30.8%                  28.5%               29.4%
                                                                -------                -------             -------
                                                                 100.0%                 100.0%              100.0%
                                                                =======                =======             =======


__________________
(1) Reflects the combining of the four months ended June 30, 1993 (reorganized company) and the eight months ended February 28, 1993 (predecessor company).

The Company is continuing with its Neighborstore(R) concept merchandising strategy, whereby each store's product mix is linked directly to its local demographics and customer purchasing patterns. In certain instances the stores' product display and general appearance have been changed to match the demographics. Additionally, in fiscal 1991, the Company successfully pioneered the offering of national brand name fast-foods in "eateries" within the Company's convenience stores. The Company's "eateries" are a smaller scale version of the branded food kiosks found in shopping malls and airports. The national brand name fast-food items are prepared in-store with identical ingredients, packaging, procedures and quality standards as are used in the branded partners' own free-standing restaurants. The Company currently operates 53 fast food "eateries" in 50 of its stores. Brands represented in these stores include: Taco

Bell(R), Kentucky Fried Chicken(R), Burger King(R), Pizza Hut(R), Dunkin Donuts(R), and Earl Campbell's Barbecue Express(R).

In addition, the Company has a program for the continual updating of its older stores. Consistent with the Neighborstore concept, the policy is flexible in both layout and product mix.

The Company recognizes that its future operations will be dependent in part on the continual remodeling and upgrading of its store base. A store replacement program will also eventually be required in order for the Company's stores to continue to be geographically located near its target customers' residences and workplaces.

The Company estimates that it serves, on average, an aggregate of approximately 600,000 customers per day. The Company's operations are benefitted by warm, dry weather since a large part of the Company's product mix is concentrated in items that are consumed during periods when leisure-time activities are more prevalent.

The Company's stores vary in terms of layout, size and quantity of items carried. The Company's basic design is a 2,600 square-foot, rectangularly-shaped store. In 1984, the Company developed a hexagonally-shaped 3,100 square-foot store (the "Hex"). These stores are generally built on a readily accessible corner location at a major intersection in an area of high population density. Approximately 85% of the Company's stores are of the basic rectangular shape and 13% are of the Hex design. The Company also operates 20 "Superstores," a 3,600 square-foot store design which was superseded by the Hex store.

As is the norm in the convenience store industry, prices on most items are somewhat higher than in supermarkets and certain other retail outlets; however, the value placed by the customer on easy accessibility and convenience has historically enabled the Company to receive premium prices for its products. The Company does price-promote certain items in various key merchandise categories to aid in building customer traffic. Most of the items sold are nationally or locally advertised brands, which includes the Company's own private label cigarette. Substantially all sales are for cash or check, although the Company also accepts credit cards (VISA and MasterCard) and debit cards.

During the fourth quarter of fiscal 1994 the Company began the implementation of a program to enhance and redefine the Company's focus on customer service and employee effectiveness. This program is the result of an extensive review by management and outside consultants. An integral component of the program involves the upgrading of equipment and technology through the installation of integrated state-of-the-art sales and inventory management systems. These systems will significantly automate store operations by capturing data on point-of-sale and scanning equipment. The program will also install pay-at-the-pump fueling stations at 60 of its stores which sell gasoline. The Company initiated the program in its Dallas/Fort Worth stores in early fiscal 1995 and estimates that it will incur in the aggregate capital expenditures of approximately $10.0 million in such market by mid fiscal 1995. Additionally, the Company estimates that it will incur approximately $3.2 million in consulting expenses in conjunction with the program, $1.3 million of which were incurred in fiscal 1994. The Company will evaluate the success of the program in the Dallas/Fort Worth test market before making the decision to expand it to all of the Company's stores.

SUPPLIERS

The Company purchases a substantial portion of its groceries, candy, tobacco and health and beauty aids through wholesale grocers. Soft drinks, beer, wine, bakery and dairy products are usually purchased from local suppliers. The Company also operates a Corporate Kitchen in Houston, Texas where it prepares and packages sandwiches, salads, snacks and other prepackaged foods for distribution to its stores in the Texas markets via two of its major suppliers.

The Company purchases substantially all of its gasoline supplies from independent petroleum refiners and some gasoline supplies from major oil companies in the wholesale markets. The Company's inventories of gasoline turn over approximately every seven days, and the Company does not engage in speculative gasoline trading transactions or otherwise assume unusual market risks with respect thereto.

REGULATORY MATTERS

In certain of the Company's market areas, federal, state or local laws regulate the hours of operation and the sale of certain products, typically including alcoholic beverages, gasoline, tobacco products and lottery and lotto tickets. The most significant of such regulations limits or governs the sale of alcoholic beverages and the storage and sale of gasoline.

Sale of Alcoholic Beverages - State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of alcoholic beverages and to impose various restrictions and sanctions. In many states, retailers of alcoholic beverages have been held responsible for damages caused by intoxicated individuals who purchased alcoholic beverages from them. While the potential exposure to the Company as a seller of alcoholic beverages is substantial, the Company has adopted procedures to minimize such exposure and, to date, management believes liability for such sales has not had a material adverse effect on the Company's financial position or results of operations.

Storage and Sale of Gasoline - The operation and ownership of underground storage tanks ("USTs") is subject to federal, state and local laws and regulations. Federal regulations issued in 1984 and amended in 1988 pursuant to the Resource Conservation and Recovery Act, required the Environmental Protection Agency (the "EPA") to establish a comprehensive regulatory program for the detection, prevention and clean-up of leaking USTs.

The EPA has issued regulations, including most recently the 1988 amendment to the Resource Conservation and Recovery Act, that establish requirements for (i) maintaining leak detection methods and equipment, (ii) upgrading USTs, (iii) taking corrective action in response to leaks, (iv) closing USTs to prevent future leaks, (v) keeping appropriate records and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. These regulations also empower states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. In order to ensure compliance with the federal and state environmental laws, the Company has developed a comprehensive gasoline storage and dispensing plan. During fiscal 1993, the Company refined the plan such that presently its primary focus is on upgrading gasoline dispensing equipment in accordance with upcoming deadlines imposed by regulatory authorities and on providing for the clean-up of existing and future contaminated sites. The gasoline plan generally covers all properties operated by the Company.

Environmental Capital Commitments - To meet the minimum federal leak detection requirements, all product lines had to have line leak detectors installed as of December 22, 1990, and as of December 22, 1993, the Company had adopted approved tank system leak detection methods on all owned or operated USTs. The Company chose, in most cases, to meet this requirement by utilizing annual tank testing with daily inventory reconciliation. The Company installed pressurized distribution piping with automatic line leak detectors as of December 22, 1990, in accordance with the regulations. Beginning in fiscal year 1995, the Company will adopt the Statistical Inventory Reconciliation Method ("SIR") for the detection of leaking tanks. This method involves statistical analysis of gasoline inventory changes to detect leaking USTs.

The federal regulations require the Company to have installed spill/overfill and corrosion protection equipment by December 22, 1998. However, the State of Texas requires all USTs to be upgraded with the spill/overfill prevention equipment by December 22, 1994. The Company estimates that, as of June 30, 1994, 82% of its tanks have spill/overfill prevention equipment installed. The Company's 1995 capital budget contains the necessary funds to upgrade the remaining tanks with spill/overfill prevention equipment and, consequently, the Company anticipates it will be in compliance with the December 22, 1994 deadline imposed by the State of Texas. The Company further estimates that 70% of its USTs are protected from corrosion either by installing fiberglass or steel fiberglass tanks or by upgrading existing steel tanks with cathodic protection. Management of the Company believes that the Company's long-range capital budget contains sufficient funds necessary to upgrade the remaining tanks prior to the December 22, 1998 deadline.

In addition to the foregoing, the EPA has ranked the air quality in major cities in the United States based on the level of ozone measured. Two areas in which the Company currently conducts operations are considered to be ozone non-attainment areas: Houston and the Dallas/Fort Worth area. The Houston market is classified in the severe ozone non-attainment category while the Dallas/Fort Worth area is classified in the moderate ozone non-attainment category. Under rules promulgated by the EPA and the State of Texas, gasoline dispensing facilities in the two areas are required to have Stage II Vapor Recovery Equipment, by November 15, 1994, on all units except those that have not dispensed more than 10,000 gallons in any one month since January 1991.

During fiscal 1994 and 1993, the Company spent $6.6 million and $4.4 million, respectively, on environmental capital equipment, including $6.1 million and $3.1 million, respectively, on

Stage II Vapor Recovery Equipment. In order to ultimately comply with the aforementioned regulations by the deadlines described, the Company estimates it will have to spend approximately $11.8 million on additional equipment and installation through fiscal 1999, including $6.0 million for Stage II Vapor Recovery Equipment.

Environmental Remediation Contingency - The majority of the Company's environmental remediation expenditures relate to the clean-up of contaminated soil caused by leaking underground gasoline storage tanks and underground piping systems. During the second quarter of fiscal year 1992 the Company completed a comprehensive plan covering its underground storage tanks in light of the expected funding shortfalls in the various state reimbursement programs. As a result, the Company recorded an increase to the environmental remediation
reserve of $16.8 million in the second quarter of fiscal year 1992.   Not
included in this liability is approximately $4.0 million of reimbursements from established state funds which the Company believes to be probable of recovery. In connection with an updated environmental remediation cost analysis the Company increased its liability for future environmental remediation and tank removal costs by an additional $6.6 million in February 1993. At June 30, 1994, the remediation reserve totalled $21.8 million which included a $4.0 million reclassification, recorded during the third quarter of fiscal year 1994, related to anticipated reimbursements for future expenditures from established state trust funds which the Company believes to be probable of recovery. Beginning with the third quarter of fiscal year 1994, this $4.0 million amount is also included as an other asset in the Company's balance sheet. The states in which the Company operates, or has previously operated, have established trust funds for the reimbursement of costs related to remediation activities. The actual cost of remediating contaminated sites and removing tanks may be substantially lower or higher than that reserved due to the difficulty in estimating such costs and due to potential changes in the status of regulation and state reimbursement programs. The Company does not believe that any such amount below or in excess of that accrued is reasonably estimable.

     Since 1988, the Company has spent approximately $11.4 million for remediation activities at sites the Company is operating or has previously operated. Approximately 43% of such costs qualify for reimbursement from the various trust funds and the Company has been reimbursed $3.7 million for such costs through June 30, 1994. According to published reports, the Texas Petroleum Storage Tank Reimbursement Fund was depleted during 1993 which has necessitated delaying payment on reimbursement applications. As of June 30, 1994, the Company had filed claims with the State of Texas for the reimbursement of $1.2 million for past expenditures. Such reimbursement is included in other assets. While the Company believes the reimbursements are collectible, the Company estimates it could be several years before reimbursement occurs.

     The Company is required by state regulations to maintain evidence of financial responsibility for taking corrective action on remediation activities. In order to be in compliance with these requirements, the Company has successfully established that it is self-insured, with verification by the Texas Natural Resource Conservation Commission.

EMPLOYEES

As of June 30, 1994, the Company has approximately 5,300 employees, of whom approximately 230 are executive and supervisory personnel, approximately 4,400 are full-time store employees, and the balance are full-time staff personnel and part-time store employees. The Company experiences the high rate of turnover of store employees prevalent in the convenience store industry. The Company is not a party to any collective bargaining agreement and believes its relations with its employees to be satisfactory.


COMPETITION

The convenience store industry is highly competitive, and the Company competes with other convenience stores, local and national grocery store chains, gasoline service stations, drug stores, fast food operations, vending machines, discount stores and other types of retail outlets. The Company is the largest operator, or among the largest operators, of convenience stores in its major market areas. Each of the Company's stores competes primarily in its surrounding neighborhood, and the ability of each store to compete is largely dependent on location, access, signage, area, population growth, demographics and product mix.

The Company also encounters competition from gasoline service stations which have installed facilities for the sale of other consumer items. These gasoline service stations have become a significant competitor within the convenience store industry.

Although competition from gasoline retailers has increased in recent years, the Company's traditional convenience store competitors have significantly curtailed their new store construction programs in, or withdrawn from, some of the Company's major market areas as a result of their poor operating performance. Several of the country's largest convenience store operators have filed for Chapter 11 bankruptcy court protection in recent years.
Nevertheless, the Company cannot predict the extent to which its major competitors may further reduce or expand their operations in cities where the Company operates.


CHAPTER 11 BANKRUPTCY REORGANIZATION

Chapter 11 Bankruptcy Filing - On December 9, 1991, (the "Petition Date") the Company and substantially all of its wholly-owned active subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). The filing was precipitated by the loss of vendor credit which had become critical to the Company's financing needs as a result of poor operating results. In 1987, the Company began experiencing substantial net losses from its operations which it funded via a series of asset sales and sale and leaseback transactions. The excess of the sales proceeds over the operating losses requiring funding was used to reduce the Company's outstanding long-term debt. Despite the substantial reductions in long-term debt, the net operating losses resulted in the Company being required to obtain amendments to cure defaults of various financial ratio coverage tests contained in the Company's long-term bank debt agreements. Subsequently, the Company found it was unable to sell additional operating assets at prices regarded by management as reasonable. This combination of events led the Company, in its first quarter of fiscal 1992, to develop a rigorous cash conservation and liquidity enhancement program in preparation for the Company's winter third quarter, in which it had historically experienced substantial negative cash flows. A key ingredient in the program was the continued supply of vendor trade credit in the range of $30 to $35 million. However, commencing in the fourth week of November 1991, the Company experienced a rapid multi-million dollar reduction in the availability of such trade credit. As a result of the virtual elimination of vendor trade credit and the cutoff of deliveries of goods, the Company decided on December 9, 1991 to seek protection under Chapter 11 of the Bankruptcy Code.

Strategic Review of Company and Store Operations - Immediately upon entering Chapter 11 bankruptcy reorganization, the Company began implementing a series of cost reductions aimed at improving operating results. Chief among the cost reduction programs was a strategic review of store operations that evaluated each individual store, taking into consideration such factors as historical and projected cash flows, lease or ownership terms, age and condition of the property, the nature and amount of insurance claims, competition and the potential for future changes to any of the foregoing. The objective of the strategic review was to restructure the operations of the Company in order to maximize its cash-flow generating capability and achieve its ultimate return to long-term profitability. Other cost reduction efforts were based on utilizing the benefits of operating under Chapter 11 of the Bankruptcy Code to reduce specific expenses.

As a result of the strategic review of store operations, the Company filed motions to reject 188 leases covering stores already closed as of the Petition Date. In addition, the review resulted in a 27% downsizing of the Company's convenience store operations from a 986 store base as of the Petition Date to the 719 store base at June 30, 1993. The downsizing was accomplished pursuant to the Bankruptcy Code, wherein the Company had the right to assume or reject executory contracts, including any unexpired leases. Also, the Company entered into lease amendments with landlords covering approximately 20% of the Company's leased stores, as well as other equipment lessors to obtain rent expense reductions.

As part of the strategic review, on July 10, 1992, the Company consummated the sale of 21 operating convenience stores located in and around the San Francisco Bay area. Also, on April 29, 1994, the Company completed the transaction whereby the Company, (i) exchanged its 53 operating convenience stores in Southern California, together with related inventories and equipment, for 88 operating convenience stores of The Circle K Corporation in the Dallas/Fort Worth and Houston, Texas areas, together with related inventories and equipment and, (ii) sold its 27 operating convenience stores in Atlanta, Georgia, together with related inventories and equipment, for cash consideration of
$9,150,000.   The Company is continuing to pursue the disposition of its surplus real estate with any resulting net cash proceeds being applied to reduce the outstanding balances as required under the Company's long-term bank debt agreements.

Restructuring and Other Special Charges - In connection with the Chapter 11 filing and the resultant strategic review of company and store operations, the Company recorded $168.1 million of Restructuring and Other Special Charges at December 31, 1991, related to store closings, other assets affected by the Chapter 11 filing, insurance and environmental matters. See Note 10 of the Notes to Consolidated Financial Statements incorporated by reference in Item 8 herein for a complete description of the various components of the charges.

Plan of Reorganization (Effective March 9, 1993) - As a result of extensive negotiations held in December 1992, the Company reached a compromise agreement which was incorporated into and became the Plan of Reorganization. The Bankruptcy Court entered an order confirming the Plan of Reorganization on February 25, 1993. The Plan of Reorganization subsequently became effective March 9, 1993 (the "Effective Date").

The Plan of Reorganization was designed to repay all priority creditors in full on the Effective Date or thereafter as provided in the Plan of Reorganization and to repay secured creditors in full over time with interest. Allowed unsecured claims totalling approximately $137.5 million were canceled in exchange for $9.3 million of cash, $1.0 million of new indebtedness and 5.91 million shares of newly issued Common Stock, par value $.01 per share, of the reorganized company. All existing Series E Preferred Stock and existing common stock of the predecessor company were exchanged for an aggregate distribution of 90,000 shares of the newly issued Common Stock of the reorganized company. Consequently, a total of 6.0 million shares of newly issued Common Stock of the reorganized company were issued under the Plan of Reorganization. In addition, warrants to purchase up to an additional aggregate 1.35 million shares of newly issued Common Stock at $17.75 per share were distributed to the holders of the predecessor company's two publicly-held subordinated debenture series, the Series E Preferred Stock and the old common stock. All alleged seniority rights rising under the indentures relating to the publicly-held subordinated debentures were deemed satisfied and canceled as of the Effective Date. In addition, the Plan of Reorganization authorized the issuance of stock options to purchase up to 900,000 shares of Common Stock of the reorganized company to certain key employees and directors at $10.50 per share.

Even though the Company has successfully emerged from Chapter 11 bankruptcy protection, the Bankruptcy Court continues to exercise the authority to resolve disputes on pre-petition claims of creditors, to make rulings on matters related to the assumption or rejection of executory contracts and leases pursuant to the Plan of Reorganization and to make judgments on other matters related to the Plan of Reorganization.

EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth the names, ages and certain additional information regarding the Company's executive officers:

      Name (1)                Age                                Position
      --------                ---                                --------
V.H. Van Horn                  56        Director, President and Chief Executive Officer since 1975; employee of the Company since
                                         1966.

A.J. Gallerano                 52        Senior Vice President, General Counsel and Secretary since 1989; Vice President, General
                                         Counsel and Secretary from 1979 to 1989.

Arnold Van Zanten              52        Senior Vice President-Administration since April 1992; Vice President-Systems from April
                                         1989.  Prior to joining the Company, he was Senior Vice President-Operations Support for
                                         Coastal Mart Incorporated from June 1987.

C.R. Wortham, Jr.              55        Senior Vice President-Real Estate and Gasoline since 1989; Vice President-Real Estate from
                                         1985 to 1989.

F.R. Daily, Jr. (2)            43        Vice President-Marketing since July 1993; Vice President-Advertising and Sales Promotion
                                         from January 1989 to July 1993. Prior to joining the Company, he was Director of Coca-Cola
                                         Brands for Coca-Cola USA from September 1987; prior thereto he was Vice President-
                                         Marketing for Houston Coca-Cola Bottling Company for more than five years.

Brian Fontana                  37        Vice President and Chief Financial Officer since December 1993; Vice President and
                                         Treasurer from July 1993 to December 1993; Treasurer from February 1992 to July 1993;
                                         Assistant Treasurer from April 1990 to February 1992.  Prior to joining the Company, he was Vice President of Corporate Banking for NCNB  Texas National Bank (currently
                                         NationsBank of Texas, N.A.).

David P. Tusa (3)              34        Vice President and Controller since April 1994. Prior to joining the Company, he was
                                         Corporate Controller at CRSS Inc. from 1990; prior thereto he was a Senior Audit Manager for KPMG Peat Marwick for more than six years.

M. David Wishard               36        Vice President-Stores since July 1993; prior thereto he served in various management positions within the Company since 1982.
- - -------------------

(1) Mr. Van Horn and the Company have entered into a contract pursuant to which Mr. Van Horn will serve as President until at least June 1999. All other officers serve pursuant to three year contracts that expire in May 1996. All of the executive officers, except Messrs. Fontana, Tusa and Wishard were executive officers of the Company as of December 9, 1991 when the Company and substantially all of its wholly-owned active subsidiaries filed petitions for voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. For a complete description of the events leading up to and emerging from voluntary reorganization under Chapter 11 see Note 9 of the Notes to Consolidated Financial Statements incorporated by reference in Item 8 herein.
(2)        On July 15, 1994, Mr. Daily terminated his employment with the
           Company.
(3)        On August 26, 1994, Mr. Tusa terminated his employment with the
           Company.

ITEM 2.  PROPERTIES

STORES

The Company had 709 stores in operation at June 30, 1994, of which approximately 75% were leased. Virtually all of the Company's fee-owned properties are mortgaged.

CORPORATE OFFICES

The Company leases the building at 100 Waugh Drive, Houston, Texas, in which its corporate and Gulf Coast Division offices are located pursuant to the terms of a three year lease effective March 1, 1993. The six-story building contains approximately 123,800 square feet of net rentable area, of which the Company utilizes 107,043 square feet and subleases 16,757 square feet to an unaffiliated company under a lease term expiring February 29, 1996.


SUPPORT FACILITIES

Corporate Kitchen - The Company leases 35,000 square feet in an industrial park in Houston, Texas, in which its Corporate Kitchen is located. The primary lease expired in 1991 and the Company exercised its option to extend the lease through 1996.

Other - The Company also leases various spaces for district/division support in each of its major markets. The remaining terms of these leases range from one to five years with options to renew primarily for an additional 5 years per option. The square footage of the locations ranges from approximately 2,400 square feet to 4,600 square feet.

ITEM 3.  LEGAL PROCEEDINGS

THE DISCUSSION BELOW SETS FORTH VARIOUS ASPECTS OF THE CHAPTER 11 PROCEEDINGS, BUT IT IS NOT INTENDED TO BE AN EXHAUSTIVE SUMMARY. FOR ADDITIONAL INFORMATION REGARDING THE EFFECT ON THE DEBTOR GROUP OF THESE PROCEEDINGS, REFERENCE SHOULD BE MADE TO THE BANKRUPTCY CODE AND THE CHAPTER 11 PROCEEDINGS OF THE DEBTOR GROUP.

REORGANIZATION PROCEEDINGS UNDER CHAPTER 11

Chapter 11 Filing - On December 9, 1991, the Company and certain of its subsidiaries (the "Debtor Group") filed separate petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On December 11, 1991, the Bankruptcy Court entered an order for the cases to be jointly administered. The cases were jointly administered under Case No. 91-49816-H4-11. A complete list of the Debtor Group which filed petitions for reorganization is set forth below:

                   National Convenience Stores Incorporated
                   Stop N Go Markets of Texas, Inc.
                   Stop N Go Markets of Georgia, Inc.
                   Schepps Food Stores, Inc.
                   Second NCS Realty Company
                   Third NCS Realty Company
                   Fourth NCS Realty Company
                   Sixth NCS Realty Company
                   Seventh NCS Realty Company
                   Eighth NCS Realty Company
                   Ninth NCS Realty Company
                   Tenth NCS Realty Company
                   Eleventh NCS Realty Company
                   Twelfth NCS Realty Company
                   Thirteenth NCS Realty Company
                   Kempco Petroleum Company
                   Hot Stop Foods, Inc.
                   Texas Super Duper Markets, Inc.
                   Jay's Washaterias, Inc.


Shortly after the Petition Date, an official unsecured creditors' committee (the "Committee"), representing all unsecured creditors of the Debtor Group, including both the publicly-held debentures and the unsecured trade creditors, was organized. The Committee had the right to review and object to certain business transactions and participated in the formulation of the Plan of Reorganization. The Debtor Group was required to pay certain expenses of the Committee, including legal counsel, accountants and other professional fees, to the extent approved by the Bankruptcy Court.

Plan of Reorganization - As a result of extensive negotiations held in December 1992, the Company reached a compromise agreement which was incorporated into and became the Plan of Reorganization. The Bankruptcy Court entered an order confirming the Plan of

Reorganization on February 25, 1993. The Plan of Reorganization subsequently became effective March 9, 1993 (the "Effective Date").

The Plan of Reorganization was designed to repay all priority creditors in full on the Effective Date or thereafter as provided in the Plan of Reorganization and to repay secured creditors in full over time with interest. Allowed unsecured claims totalling approximately $137.5 million were canceled in exchange for $9.3 million of cash, $1.0 million of new indebtedness and 5.91 million shares of newly issued Common Stock, par value $.01 per share, of the reorganized company. All existing Series E Preferred Stock and existing common stock of the predecessor company were exchanged for an aggregate distribution of 90,000 shares of the newly issued Common Stock of the reorganized company. Consequently, a total of 6.0 million shares of newly issued Common Stock of the reorganized company were issued under the Plan of Reorganization. In addition, warrants to purchase up to an additional aggregate 1.35 million shares of newly issued Common Stock at $17.75 per share were distributed to the holders of the predecessor company's two publicly-held subordinated debenture series, the Series E Preferred Stock and the old common stock. All alleged seniority rights rising under the indentures relating to the publicly-held subordinated debentures were deemed satisfied and canceled as of the Effective Date. In addition, the Plan of Reorganization authorized the issuance of stock options to purchase up to 900,000 shares of Common Stock of the reorganized company to certain key employees and directors at $10.50 per share.

Claims Procedures - Pre-petition claims held by creditors of the Debtor Group which were contingent or unliquidated at the commencement of the Chapter 11 proceedings were generally allowable against the Debtor Group in amounts fixed by the Bankruptcy Court or otherwise agreed upon. These claims, including, without limitation, those which arise in connection with the rejection of executory contracts and lease obligations and with resolution of litigation, are expected to be substantial.

The Company is continuing to research and evaluate the proofs of claims received. As of September 23, 1994, 3,005 proofs of claims had been filed against the Company which had not been withdrawn and which had a stated aggregate value of approximately $357.4 million for the proofs of claim specifying amounts; numerous other proofs of claim do not specify amounts. Of the total, 2,939 claims valued at $293.5 million had been accepted for settlement by the Company. The remaining number of claims includes other unresolved claims, including duplicate claims filed by the same claimant and also includes duplicate claims filed by separate parties for the same asserted liability. The Debtor Group considers the amounts claimed in the remaining unsettled proofs of claim to be an unreliable estimate of their liability. In the opinion of management, certain of these claims assert unrealistic amounts of liability, are duplicate claims or have other defects. Consequently, as of September 23, 1994, the Debtor Group is continuing to prosecute objections in the Bankruptcy Court for 15 of the remaining disputed claims covering $22.9 million. Of the disputed claims, $6.3 million is the amount the Company estimates is not covered by insurance. In addition, as of September 23, 1994, 49 claims for $37.1 million had been assigned to a mediation/settlement procedure outlined in the Plan of Reorganization. The Debtor Group will continue to reconcile the scheduled claims with the claims asserted in proofs of claims and will take appropriate steps to eliminate all duplications and other inaccuracies to ensure that only valid claims are allowed by the Bankruptcy Court. This process will continue until all claims are resolved and is expected to last for an extended period of time.

The majority of outstanding disputed claims are general unsecured claims. Pursuant to the terms of the Plan of Reorganization, a total of 1,616,559 shares of Common Stock were issued to Boatmen's Trust Company as agent for the general unsecured creditors, pending allowance of their respective claims. As of September 20, 1994, Boatmen's had allocated 873,847 shares to individual unsecured creditors and had issued the appropriate share certificates. The remaining 742,712 shares will be allocated in the future as additional general unsecured claims are allowed.

On January 10, 1994, the Bankruptcy Court approved a settlement of the Proofs of Claim of National Union Fire Insurance Company of Pittsburgh, Pennsylvania and certain related entities ("National Union"), which settlement provided for National Union to have an allowed general unsecured claim under the Plan of Reorganization in the amount of $4,029,319, for the release of $4,494,152 in Letters of Credit held by National Union and for the reissuance of Letters of Credit totalling $9,591,925 to National Union. The settlement also contemplates the payment by National Union of certain proofs of claim by claimants whose claims are covered by National Union insurance. As a result of the settlement with National Union, the amount of unresolved general unsecured claims was substantially reduced.

On September 14, 1994, an Order of the Bankruptcy Court was entered approving a settlement of the proofs of claim of the current lessors of the Debtors' home office location. The settlement provides for an aggregate allowed claim in the amount of $3,516,989. The settlement substantially reduced the amount of unresolved general unsecured claims. The amount originally claimed by these lessors, excluding the potentially duplicate claims, was in excess of $7,900,000.

OTHER LITIGATION

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

The Directors, who are Defendants in the State Court Action, and the Company entered into a settlement agreement with the Plaintiffs, in the State Court Action, and Messrs. Shields and Cocker with respect to the State Court Action, the Adversary Proceeding and the Compensation Lawsuit. Under the terms of the settlement agreement, the Plaintiffs, in the State Court Action, and Messrs Shields and Cocker agreed (i) to release each of their claims against the Directors who are Defendants and the Company; (ii) to dismiss the State Court Action; (iii) to sell any shares of Company stock owned; (iv) not to purchase any Company stock for ten years; and (v) to pay the Company $1,000. The Company agreed to dismiss the Adversary Proceeding and the Compensation Lawsuit. The State Court Action, the Appeal of the Adversary Proceeding and the Compensation Lawsuit have been dismissed.

There is no other litigation pending or threatened against the Company that management believes would have a material adverse effect on the financial position or the business of the Company. See, however, Item 1 "Business--Regulatory Matters" for information relating to the Company's potential litigation exposure as a retailer of alcoholic beverages and gasoline.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1994.

                                    PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

The Company's Common Stock and Warrants to Purchase Common Stock are traded on the Nasdaq National Market under the symbols "NCSI" and "NCSIW", respectively. On March 9, 1993, upon emergence from Chapter 11 bankruptcy reorganization, all authorized and outstanding shares of the predecessor company's publicly-traded securities, including its common stock, were cancelled and the abovementioned securities were issued by the reorganized company. The following table sets forth the high and low sales price of the newly issued Common Stock and Warrants to Purchase Common Stock as reported by the Nasdaq since the first day of trading:

                                                                   Warrants to
                                        Common Stock(1)      Purchase Common Stock (2)
                                       ----------------      -------------------------
                                        High       Low          High             Low
                                       ------    ------       --------         -------
Year Ended June 30, 1994:
     First Quarter                     $16.75    $13.25        $ 4.75           $3.50
     Second Quarter                     16.75     14.25          5.75            3.50
     Third Quarter                      20.00     16.25         7.375            5.00
     Fourth Quarter                     17.00     10.25          5.75            2.75

Year Ended June 30, 1993:
     Third Quarter                     $16.13    $14.00            -               -
     Fourth Quarter                     16.75     14.25        $ 4.75           $3.50


(1)  The Common Stock began trading on March 10, 1993.
(2)  The Warrants to Purchase Common Stock began trading on April 15, 1993.


The number of the Company's common stockholders of record at August 31, 1994 was 1,380. Holders of shares held in "nominee" or street names are not included in this number.

The Company has not paid a dividend on its Common Stock during its two most recent fiscal years. Under the terms of certain of the Company's long-term debt instruments, the Company cannot pay cash dividends on its Common Stock or purchase any treasury stock.



ITEM 6.       SELECTED FINANCIAL DATA

     The information required in response to this item is incorporated herein by reference from page 13 of the Company's 1994 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required in response to this item is incorporated herein by reference from pages 13 through 23 and on page 44 of the Company's 1994 Annual Report to Shareholders.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required in response to this item is incorporated herein by reference from pages 24 through 44 of the Company's 1994 Annual Report to Shareholders.


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning directors of the Company is incorporated herein by reference from the section entitled "Information Regarding Directors and Officers" of the Company's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders to be held November 10, 1994 in response to this item. The information concerning executive officers of the Company is included in
Item 1 of Part I of this report pursuant to Instruction 3 to Item 401(b) of Regulation S-K.


ITEM 11.      EXECUTIVE COMPENSATION

     The information required in response to this item is incorporated herein by reference from the section entitled "Executive Compensation and Other Information" of the Company's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders to be held November 10, 1994.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

     The information required in response to this item is incorporated herein by reference from the sections entitled "Voting Securities and Principal Holders Thereof" and "Information Regarding Directors and Officers" of the Company's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders to be held November 10, 1994.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in response to this item is incorporated herein by reference from the section entitled "Executive Compensation and Other Information" of the Company's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders to be held November 10, 1994.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits.

1.   Financial Statements and Financial Statement Schedules.
     Financial Statements Included as Part II of this report:                                             Page
                                                                                                          ----
         Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      *

         Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      *

         Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      *

         Consolidated Statements of Stockholders'
           Equity (Deficit) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      *

         Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      *

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .      *

         Supplemental Quarterly Financial Information
           (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      *

  Financial Statement Schedules:

         Independent Auditors' Consent and
           Report on Schedules  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-1

         Schedule II - Amounts Receivable from
           Related Parties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-2

         Schedule V - Property and Equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-6

         Schedule VI - Accumulated Depreciation
           and Amortization of Property and
           Equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-7

  * Incorporated herein by reference to the appropriate portions of the Company's 1994 Annual Report to Shareholders.

2.       Exhibits.

Exhibit
Number                                 Description
- - -------                                -----------
2.1   -   Order Preserving Property of the Estate and Declaring Certain Stock Transactions as Void Ab Initio, issued by the United
          States Bankruptcy Court for the Southern District of Texas (Houston Division) entered September 8, 1992 - incorporated by reference from Exhibit 2.1 to Registrant's Current Report on Form 8-K dated September 8, 1992.

2.2   -   Supplemental Disclosure Statement Under 11 U.S.C. Section 1125 in connection with Debtor's Revised Fourth Amended and
          Restated Joint Plan of Reorganization Under Chapter 11 of the United States Bankruptcy Code dated December 28, 1992, with
          Revised Fourth Amended and Restated Joint Plan of Reorganization Under Chapter 11 of the United States Bankruptcy Code
          dated December 28, 1992, included therein as Exhibit B - incorporated by reference from Exhibit 2.1 to Registrant's
          Current Report on Form 8-K dated December 28, 1992 (Commission File No. 1-7936, filed January 20, 1993).

2.3   -   Revised Fourth Amended and Restated Joint Plan of Reorganization Under Chapter 11 of the United States Bankruptcy Code as
          Confirmed (Order Entered February 25, 1993) - incorporated by reference from Exhibit 2.1 to Registrant's Current Report on
          Form 8-K dated February 25, 1993 (Commission File No. 1-7936, filed March 12, 1993).

3.1   -   Restated Certificate of Incorporation of Registrant dated March 9, 1993 - incorporated by reference from Exhibit 2.1 to
          Registrant's Current Report on Form 8-A dated March 3, 1993 (Commission File No. 1-7936, filed March 4, 1993).

3.2   -   Restated By-Laws of Registrant dated March 9, 1993 - incorporated by reference from Exhibit 2.2 to Registrant's Current
          Report on Form 8-A dated March 3, 1993 (Commission File No. 1-7936, filed March 4, 1993).

3.3   -   Form of Permanent Common Stock Certificate of Registrant - incorporated by reference from Exhibit 1.2 to Registrant's
          Current Report on Form 8-A dated March 3, 1993 (Commission File No. 1-7936, filed March 4, 1993).

3.4   -   Form of Warrant Certificate of Registrant - incorporated by reference from Exhibit 1.3 to Registrant's Current Report on
          Form 8-A dated March 3, 1993 (Commission File No. 1-7936, filed March 4, 1993).

4.1   -   Revolving Credit Agreement dated as of March 9, 1993, between Registrant, its Subsidiaries Signatory Thereto, the
          Financial Institution's Signatory Thereto, and NationsBank of Texas, N.A., as Agent - incorporated by reference to
          Exhibit 4(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (Commission File No.
          1-7936, filed May 13, 1993).

*4.1.1-   First Amendment dated as of June 15, 1993 to Revolving Credit Agreement between Registrant, its Subsidiaries Signatory
          Thereto, the Financial Institution's Signatory Thereto, and NationsBank of Texas, N.A., as Agent.

4.2     - Amended and Restated Letter of Credit Agreement dated March 9, 1993, between Registrant and Bank of America National
          Trust and Savings Association - incorporated by reference to Exhibit 4(b) to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended March 31, 1993 (Commission File No. 1-7936, filed May 13, 1993).

4.3     - Second Amended and Restated Credit Agreement dated as of March 9, 1993, between Registrant and NationsBank of Texas, N.A., as Agent - incorporated by reference to Exhibit 4(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1993 (Commission File No. 1-7936, filed May 13, 1993).

*4.3.1  - First Amendment dated as of June 15, 1993 to Second Amended and Restated Credit Agreement between Registrant and
          NationsBank of Texas, N.A., as Agent.

*4.4    - Second Amendment dated March 31, 1994 to Second Amended and Restated Credit Agreement between Registrant and NationsBank of Texas, N.A., as Agent, Second Amendment dated March 31, 1994 to Revolving Credit Agreement between Registrant, its
          Subsidiaries Signatory Thereto, the Financial Institution's Signatory Thereto and NationsBank of Texas, N.A., as
          Agent and Overriding Amendment To All Other Loan Documents dated March 31, 1994.

*10.1.1 - Twentieth Amendment and Restatement of the Registrant's Profit Sharing Plan and Trust executed December 16, 1993.

*10.1.2 - Twenty-first Amendment and Restatement of the Registrant's Profit Sharing Plan and Trust executed August 9, 1994.

10.2    - Form of Indemnification Agreement for officers and directors of Registrant dated as of July 18, 1986-incorporated by reference from Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1987 (Commission File
          No. 1-7936).

10.3.1  - Registrant's Employee Stock Ownership Plan ("ESOP") dated May 13, 1985-incorporated by reference from Exhibit 28(a) to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1985 (Commission File No. 1-7936, filed May 15,
          1985).

10.3.2  - First Amendment to ESOP dated June 27, 1985-incorporated by reference from Exhibit 10.8.2 to Registrant's Annual Report on
          Form 10-K for the year ended June 30, 1987 (Commission File No. 1-7936).

10.3.3  - Second Amendment to ESOP dated June 20, 1986-incorporated by reference from Exhibit 10.8.3 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1987 (Commission File No. 1-7936).

10.3.4  - Third Amendment to ESOP dated November 17, 1986-incorporated by reference from Exhibit 10.8.4 to Registrant's Annual
          Report on Form 10-K for the year ended June 30, 1987 (Commission File No. 1-7936).

10.3.5 -  Fourth Amendment to Registrant's Employee Stock Ownership Plan executed June 27, 1990-incorporated by reference from
          Exhibit 10.7.5 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1990 (Commission File No. 1-7936).

10.3.6 -  Fifth Amendment to Registrant's Employee Stock Ownership Plan dated April 5, 1991-incorporated by reference from Exhibit
          10.8.6 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1991 (Commission File No. 1 -7936).

10.3.7 -  ESOP Stock Purchase Agreement with Registrant dated May 13, 1985-incorporated by reference from Exhibit 28(c) to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1985 (Commission File No. 1-7936, filed
          May 15, 1985).

10.3.8 -  Nonrecourse promissory note dated May 13, 1985, from ESOP to Registrant-incorporated by reference from Exhibit 28(d) to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1985 (Commission File No. 1-7936, filed May 15,
          1985).

10.4   -  Asset Purchase Agreement between Registrant and The Customer Company and Triond dated as of May 19, 1992 - incorporated by reference from Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1992 (Commission
          File No. 1-7936, filed September 28, 1992).

10.5   -  Warrant Agreement Dated March 9, 1993 between National Convenience Stores Incorporated and Boatmen's Trust Company as
          Warrant Agent - incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 25,
          1993 (Commission No. 1-7936, filed March 12, 1993).

10.6   -  Standstill Agreement dated as of March 22, 1993 between Registrant and Smith Management Company - incorporated by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993
          (Commission No. 1-7936, filed May 13, 1993).

10.7   -  Registrant's 1993 Non-Qualified Stock Option Plan dated as of March 9, 1993 - incorporated by reference from Exhibit 10(b)
          to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (Commission No. 1-7936, filed May 13,
          1993).

10.8   -  Asset Exchange Agreement By and Among National Convenience Stores Incorporated, NCS Realty Company, The Circle K
          Corporation and Circle K Properties, Inc. dated as of April 20, 1994 and as amended on April 29, 1994 - incorporated by reference from Exhibit 10.10 to Registrant's Current Report on Form 8-K dated April 29, 1994 (Commission File No. 1-7936, filed May 13, 1994).

10.9   -  Asset Purchase Agreement By and Among National Convenience Stores Incorporated, NCS Realty Company, Stop N  Go markets of
          Georgia, Inc., The Circle K Corporation and Circle K Properties, Inc. dated as of April 20, 1994 and as amended on April
          29, 1994 - incorporated by reference from Exhibit 10.11 to Registrant's Current Report on Form 8-K dated April 29, 1994
          (Commission File No. 1-7936, filed May 13, 1994).

*10.10 -  Registrant's Officers' Retirement Plan, executed March 31, 1994.

*10.11 -  Trust Under National Convenience Stores Incorporated Officers' Retirement Plan, executed June 30, 1994 between
          Registrant and Bank One, Texas, N.A..

*10.12 -  Registrant's Directors' Retirement Plan, executed March 31, 1994.

*10.13 -   Trust Under National Convenience Stores Incorporated Directors' Retirement Plan, executed June 30, 1994 between
           Registrant and Bank One, Texas, N.A..

*10.14 -   Employment Agreement between Registrant and Mr. V. H. Van Horn effective July 1, 1994.

*10.15 -   Employment Agreement as amended through August 1, 1994 between Registrant and Mr. A. J. Gallerano.

*10.16 -   Employment Agreement as amended through August 1, 1994 between Registrant and Mr. Arnold Van Zanten.

*10.17 -   Employment Agreement as amended through August 1, 1994 between Registrant and Mr. C. R. Wortham.

*10.18 -   Employment Agreement as amended through August 1, 1994 between Registrant and Mr. Brian Fontana.

*10.19 -   Employment Agreement as amended through August 1, 1994 between Registrant and Mr. M. David Wishard.

10.20  -   Employee Stock Ownership Trust Agreement dated May 13, 1985, between Registrant and InterFirst Bank Houston, N.A., as
           Trustee- incorporated by reference from Exhibit 28(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended
           March 31, 1985 (Commission File No. 1-7936, filed May 15, 1985).

*11    -   Computation of primary and fully diluted earnings per share.

*13    -   Pages 13 through 44 of the Annual Report to Shareholders of the Registrant for the fiscal year ended June 30, 1994.

*21    -   Subsidiaries of Registrant.

*23    -   Independent Auditors' Consent and Report on Schedules of Deloitte & Touche LLP, included as page S-1 in Item 14(a) 1. of this report.

*27    -   Financial Data Schedule

(b)   REPORTS ON FORM 8-K

      On May 13, 1994, the Company filed a Current Report on Form 8-K to disclose that on April 29, 1994, the Company completed a transaction whereby the Company, (i) exchanged its 53 operating convenience stores in Southern California, together with related inventories and equipment, for 88 operating convenience stores of The Circle K Corporation in the Dallas/Fort Worth and Houston, Texas areas, together with related inventories and equipment and, (ii) sold its 27 operating convenience stores in Atlanta, Georgia, together with related inventories and equipment, for cash consideration of $9,150,000.

________________
*Filed Herewith

      On July 13, 1994, the Company filed a Current Report on Form 8-K/A to amend the Current Report on Form 8-K filed on May 13, 1994 to provide the audited financial statements of the business acquired and the related pro forma financial information required for the aforementioned transaction between the Company and The Circle K Corporation.

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

                                         National Convenience Stores
                                           Incorporated
                                         (Registrant)



                                         By:  A.J. GALLERANO
                                           A.J. Gallerano
                                           Senior Vice President-
                                            General Counsel and
                                            Secretary

September 27, 1994

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 27, 1994, by the following persons on behalf of the Registrant and in the capacities indicated.

      Name                                      Title
      ----                                      -----

V.H. VAN HORN                          President, Chief Executive
V.H. Van Horn                          Officer and Director
                                       (Principal Executive Officer)

BRIAN FONTANA                          Vice President - Chief Financial Officer
Brian Fontana                          (Principal Accounting Officer)


RICHARD C. STEADMAN                    Chairman of the Board and
Richard C. Steadman                    Director


DUNBAR N. CHAMBERS, JR.                Director
Dunbar N. Chambers, Jr.

CHARLES J. LUELLEN                     Director
Charles J. Luellen

LIONEL SOSA                            Director
Lionel Sosa


RAYMOND W. OELAND, JR.                 Director
Raymond W. Oeland, Jr.


ROBERT B. STOBAUGH                     Director
Robert B. Stobaugh

WILLIAM KEY WILDE                      Director
William Key Wilde

             INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULES



To the Board of Directors and Stockholders of National Convenience Stores Incorporated and Subsidiaries
Houston, Texas

      We consent to the incorporation by reference in the Registration Statements of National Convenience Stores Incorporated and Subsidiaries (the "Company") on Form S-3 (No. 33-3433) and on Forms S-8 (Nos. 227583 and 33-52449), of our report dated August 9, 1994, appearing in this Annual Report on Form 10-K of the Company for the year ended June 30, 1994.

      Our audits of the consolidated financial statements referred to in our aforementioned report also included the consolidated financial statement schedules of the Company, listed in Item 14(a)1. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Houston, Texas
September 27, 1994

           National Convenience Stores Incorporated and Subsidiaries
             Schedule II - Amounts Receivable from Related Parties




                                                                        Predecessor Company
                                                 -----------------------------------------------------------------
                                                  Balance                                                 Balance
                                                 Beginning                                                  End
Name of Debtor                                   of Period         Additions         Deductions          of Period
- - --------------                                   ---------         ---------         ----------          ---------
Year ended June 30, 1992

A.J. Gallerano                                $   352,000          $    ---        $   352,000       $       ---
Patricia A. Raybon                                176,000               ---            176,000               ---
John C. Brewster                                  527,000               ---            527,000               ---
Michael C. Kearney                                264,000               ---            264,000               ---
Jerry M. Comstock                                 264,000               ---            264,000               ---
C.R. Wortham                                      264,000               ---            264,000               ---
V.H. Van Horn                                   1,758,000               ---          1,758,000               ---
Dunbar N. Chambers, Jr.                           264,000               ---            264,000               ---
Raymond W. Oeland, Jr.                            264,000               ---            264,000               ---
Richard C. Steadman                               264,000               ---            264,000               ---
Robert B. Stobaugh                                264,000               ---            264,000               ---
William Key Wilde                                 264,000               ---            264,000               ---
F.R. Daily, Jr.                                   348,000               ---            348,000               ---
Arnold Van Zanten                                 175,000               ---            175,000               ---
Texas Commerce Bank N.A.,
 as Trustee under the
 Company's Employee
 Stock Ownership
 Plan                                          23,167,000               ---                ---        23,167,000
                                              -----------          --------         ----------       -----------

                                              $28,615,000          $    ---         $5,448,000 (1)   $23,167,000
                                              ===========          ========         ==========       ===========

           National Convenience Stores Incorporated and Subsidiaries
             Schedule II - Amounts Receivable from Related Parties
                                  (Continued)




                                                      Predecessor Company              |       Reorganized Company
                                       ----------------------------------------------  |  -----------------------------
                                       Balance                             Balance at  |
                                       Beginning          Additions         February   |   Additions       Balance at
Name of Debtor                         of Period        (Deductions)        28, 1993   |  (Deductions)    June 30, 1993
- - --------------                         ---------        ------------       ----------  |  ------------    -------------
                                                                                       |
Year ended June 30, 1993                                                               |
                                                                                       |
Texas Commerce Bank, N.A.,                                                             |
 as Trustee under the                                                                  |
 Company's Employee                                                                    |
 Stock Ownership                                                                       |
 Plan                                 23,167,000         (23,167,000) (2)        ---   |          ---             ---
                                      ==========         ===========       =========   |    =========       =========

           National Convenience Stores Incorporated and Subsidiaries
             Schedule II - Amounts Receivable from Related Parties
                                  (Continued)



                                                                          Reorganized Company
                                               -------------------------------------------------------------------
                                                Balance                                                   Balance
                                               Beginning                                                    End
Name of Debtor                                 of Period           Additions         Deductions          of Period
- - --------------                                 ---------           ---------         ----------          ---------
Year ended June 30, 1994

V.H. Van Horn                                 $       -0-          $300,000(3)       $      375         $   299,625
                                              ===========          ========          ==========         ===========

           National Convenience Stores Incorporated and Subsidiaries
             Schedule II - Amounts Receivable from Related Parties

                                  (Continued)


(1) During the year ended June 30, 1987, the predecessor company issued floating interest rate subordinated debentures to all of its officers and directors and during the year ended June 30, 1989, the predecessor company issued floating interest rate subordinated debentures to those officers currently employed with the predecessor company who had not been issued debentures during the year ended June 30, 1987. The purchases of both issuances of debentures were financed pursuant to promissory notes payable executed by such officers and directors. As a result of the ratification of the 1989 Equity Incentive Plan on October 25, 1989, no additional debentures were allowed to be issued thereafter. During fiscal 1992, certain officers and directors of the predecessor company exercised their right to exchange the outstanding $5,448,000 of promissory notes payable held by the predecessor company for the related floating interest rate subordinated debentures.

(2) For financial reporting purposes, the Company wrote off the Employee Stock Ownership Plan (the "ESOP") receivable upon emerging from Chapter 11 bankruptcy reorganization and adopting "fresh-start reporting" as set forth in the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Concurrently with emergence from Chapter 11 bankruptcy reorganization, the Company proposed termination of the ESOP and filed for a ruling from the Internal Revenue Service regarding the tax consequences of the proposed termination of the ESOP. To date the Company has not received such ruling.

(3) During the fourth quarter of fiscal 1994 the Company extended a three-year $300,000 unsecured loan with interest payable at 8 1/2% annually to Mr. V.
     H. Van Horn, who serves as a director and as President and Chief Executive Officer of the Company. The loan is payable in 35 monthly installments of $2,500 of principal and interest and a final payment of the then unpaid principal and interest. The terms of the loan also require that any bonus compensation earned by Mr. V. H. Van Horn while the loan is outstanding be applied as a mandatory prepayment of the loan.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                      Schedule V - Property and Equipment


                                        Balance                                                                   Balance
         Classification                Beginning                         Retirements                                End
            Period                     of Period       Additions          or Sales           Other (1)            of Period
         --------------                ---------       ---------         -----------         ---------            ---------
PREDECESSOR COMPANY
Year ended June 30, 1992:
Land..............................  $ 48,320,000      $       ---        $   306,000       $ (5,368,000)       $ 42,646,000
Buildings.........................    78,623,000              ---            680,000        (10,290,000)         67,653,000
Leasehold improvements............    56,815,000        2,072,000         16,577,000         (9,996,000)         32,314,000
Equipment and fixtures............   147,518,000        1,458,000          8,784,000        (35,058,000)        105,134,000
Store property under
 capital leases...................    24,990,000              ---          7,790,000                ---          17,200,000
Investment in store property......       312,000           27,000                ---           (339,000)                ---
                                    ------------      -----------        -----------       ------------        ------------

Totals............................  $356,578,000      $ 3,557,000        $34,137,000       $(61,051,000) (2)   $264,947,000
                                    ============      ===========        ===========       ============        ============

Period ended February 28, 1993:
Land..............................  $ 42,646,000      $   109,000        $   282,000       $ (1,278,000)       $ 41,195,000
Buildings.........................    67,653,000              ---            410,000        (27,649,000)         39,594,000
Leasehold improvements............    32,314,000        1,090,000          1,358,000        (15,638,000)         16,408,000
Equipment and fixtures............   105,134,000        1,855,000          8,883,000        (42,197,000)         55,909,000
Store property under
 capital leases...................    17,200,000              ---          6,078,000        (11,122,000)                ---
                                    ------------      -----------        -----------       ------------        ------------

Totals............................  $264,947,000      $ 3,054,000        $17,011,000       $(97,884,000) (3)   $153,106,000
                                    ============      ===========        ===========       ============        ============

REORGANIZED COMPANY
Period from Inception (March 1, 1993)
through June 30, 1993:
Land..............................  $ 41,195,000      $       ---        $       ---       $   (603,000)       $ 40,592,000
Buildings.........................    39,594,000              ---            104,000            619,000          40,109,000
Leasehold improvements............    16,408,000        1,444,000            571,000            191,000          17,472,000
Equipment and fixtures............    55,909,000        7,363,000            115,000          1,204,000          64,361,000
                                    ------------      -----------        -----------       ------------        ------------

Totals............................  $153,106,000      $ 8,807,000        $   790,000       $  1,411,000        $162,534,000
                                    ============      ===========        ===========       ============        ============

Year ended June 30, 1994:
Land..............................  $ 40,592,000      $ 1,389,000        $ 1,715,000       $    204,000        $ 40,470,000
Buildings.........................    40,109,000        1,382,000          3,659,000           (119,000)         37,713,000
Leasehold improvements............    17,472,000        5,396,000          2,536,000           (273,000)         20,059,000
Equipment and fixtures............    64,361,000       19,194,000          5,488,000            981,000          79,048,000
                                    ------------      -----------        -----------       ------------        ------------

Totals............................  $162,534,000      $27,361,000 (4)    $13,398,000 (4)   $    793,000        $177,290,000
                                    ============      ===========        ===========       ============        ============



         (1) Represents land and buildings transferred from (to) the other asset accounts.
         (2) Includes the write-off of costs for closed stores and nonperforming leaseholds (see Note 10 of the Notes to Consolidated Financial Statements incorporated by reference in
                 Item 8 herein).
         (3) Effective March 1, 1993, the Company emerged from Chapter 11 bankruptcy reorganization and adopted SOP 90-7. Accordingly, accumulated depreciation was reclassified to property and equipment, as follows, in order to restate property and equipment at fair market value as of the Effective Date: buildings-$22,414,000, leasehold improvements-$16,117,000, equipment and fixtures-$34,117,000 and store property under capital leases-$7,839,000.
         (4) Includes the addition of $1,356,000 for Land, $1,382,000 for Buildings, $2,097,000 for Leasehold Improvements and $582,000 for equipment and fixtures and the retirement of $1,679,000 for Land, $3,642,000 for Buildings, $1,132,000 for Leasehold Improvements and $2,449,000 for Equipment and Fixtures resulting from assets acquired/disposed through a transaction with The Circle K Corporation (See Note 2 of the Notes to Consolidated Financial Statements incorporated by reference in
                 Item 8 herein).

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
          Schedule VI - Accumulated Depreciation and Amortization of
                            Property and Equipment



                                        Balance                                                                   Balance
         Classification                Beginning                          Retirements                               End
            Period                     of Period       Additions           or Sales           Other (1)          of Period
         --------------                ---------       ---------          -----------         ---------          ---------
PREDECESSOR COMPANY
Year ended June 30, 1992:
Buildings.........................  $ 19,525,000      $  2,945,000        $    114,000     $ (2,914,000)       $ 19,442,000
Leasehold improvements............    24,246,000         4,233,000          10,475,000       (5,446,000)         12,558,000
Equipment and fixtures............    70,171,000        11,854,000          13,595,000      (16,749,000)         51,681,000
Store property under
 capital leases...................    16,426,000         1,084,000           5,849,000              ---          11,661,000
                                    ------------      ------------        ------------     ------------        ------------

Totals............................  $130,368,000      $ 20,116,000        $ 30,033,000     $(25,109,000) (3)   $ 95,342,000
                                    ============      ============        ============     ============        ============

Period ended February 28, 1993:
Buildings.........................  $ 19,442,000      $  1,630,000        $  1,302,000     $(19,770,000)       $        ---
Leasehold improvements............    12,558,000         1,938,000           1,160,000      (13,336,000)                ---
Equipment and fixtures............    51,681,000         6,768,000           4,588,000      (53,861,000)                ---
Store property under
 capital leases...................    11,661,000               ---                 ---      (11,661,000)                ---
                                    ------------      ------------        ------------     ------------        ------------

Totals............................  $ 95,342,000      $ 10,336,000        $  7,050,000     $(98,628,000) (4)   $        ---
                                    ============      ============        ============     ============        ============

REORGANIZED COMPANY
Period from Inception (March 1, 1993)
through June 30, 1993:
Buildings.........................  $        ---      $    799,000        $    156,000     $    121,000        $    764,000

Leasehold improvements............           ---         1,003,000             221,000          204,000             986,000
Equipment and fixtures............           ---         3,283,000            (312,000)         661,000           4,256,000
                                    ------------      ------------        ------------     ------------        ------------

Totals............................  $        ---      $  5,085,000        $     65,000     $    986,000        $  6,006,000
                                    ============      ============        ============     ============        ============


Year ended June 30, 1994:
Buildings.........................  $    764,000      $  2,362,000        $    292,000     $   (121,000)       $  2,713,000
Leasehold improvements............       986,000         3,183,000           1,080,000         (204,000)          2,885,000
Equipment and fixtures............     4,256,000        10,616,000             594,000         (661,000)         13,617,000
                                    ------------      ------------        ------------     ------------        ------------

Totals............................  $  6,006,000      $ 16,161,000        $  1,966,000(5)  $   (986,000)       $ 19,215,000
                                    ============      ============        ============     ============        ============


         (1) The annual provision for depreciation has been computed principally in accordance with the following rates and ranges of rates applied on the straight-line method: Buildings, 4%; Leasehold improvements, 7%-10%; Equipment and fixtures, 11%-17%; Store property under capital leases, 4%-5%.
         (2) Represents land and buildings transferred from (to) the other asset accounts.
         (3) Includes write-off of accumulated depreciation for closed stores and nonperforming leaseholds, offset by a reserve for market divestitures identified by the Company's strategic review (see Note 4 of the Notes to Consolidated Financial Statements incorporated by reference in Item 8 herein).
         (4) Effective March 1, 1993, the Company emerged from Chapter 11 bankruptcy reorganization and adopted SOP 90-7. Accordingly, accumulated depreciation was reclassified to property and equipment, as follows, in order to restate property and equipment at fair market value as of the Effective Date: buildings-$22,414,000, leasehold improvements-$16,117,000, equipment and fixtures-$34,117,000 and store property under capital leases-$7,839,000.
         (5) Includes the retirement of $217,000 for Buildings, $223,000 for Leasehold Improvements and $586,000 for Equipment and Fixtures resulting from the disposition through a transaction with The Circle K Corporation.

                              INDEX TO EXHIBITS


Exhibit
Number
- - -------
2.1   -   Order Preserving Property of the Estate and Declaring Certain Stock Transactions as Void Ab Initio, issued by the United
          States Bankruptcy Court for the Southern District of Texas (Houston Division) entered September 8, 1992 - incorporated by reference from Exhibit 2.1 to Registrant's Current Report on Form 8-K dated September 8, 1992.

2.2   -   Supplemental Disclosure Statement Under 11 U.S.C. Section 1125 in connection with Debtor's Revised Fourth Amended and
          Restated Joint Plan of Reorganization Under Chapter 11 of the United States Bankruptcy Code dated December 28, 1992, with
          Revised Fourth Amended and Restated Joint Plan of Reorganization Under Chapter 11 of the United States Bankruptcy Code
          dated December 28, 1992, included therein as Exhibit B - incorporated by reference from Exhibit 2.1 to Registrant's
          Current Report on Form 8-K dated December 28, 1992 (Commission File No. 1-7936, filed January 20, 1993).

2.3   -   Revised Fourth Amended and Restated Joint Plan of Reorganization Under Chapter 11 of the United States Bankruptcy Code as
          Confirmed (Order Entered February 25, 1993) - incorporated by reference from Exhibit 2.1 to Registrant's Current Report on
          Form 8-K dated February 25, 1993 (Commission File No. 1-7936, filed March 12, 1993).

3.1   -   Restated Certificate of Incorporation of Registrant dated March 9, 1993 - incorporated by reference from Exhibit 2.1 to
          Registrant's Current Report on Form 8-A dated March 3, 1993 (Commission File No. 1-7936, filed March 4, 1993).

3.2   -   Restated By-Laws of Registrant dated March 9, 1993 - incorporated by reference from Exhibit 2.2 to Registrant's Current
          Report on Form 8-A dated March 3, 1993 (Commission File No. 1-7936, filed March 4, 1993).

3.3   -   Form of Permanent Common Stock Certificate of Registrant - incorporated by reference from Exhibit 1.2 to Registrant's
          Current Report on Form 8-A dated March 3, 1993 (Commission File No. 1-7936, filed March 4, 1993).

3.4   -   Form of Warrant Certificate of Registrant - incorporated by reference from Exhibit 1.3 to Registrant's Current Report on
          Form 8-A dated March 3, 1993 (Commission File No. 1-7936, filed March 4, 1993).

4.1   -   Revolving Credit Agreement dated as of March 9, 1993, between Registrant, its Subsidiaries Signatory Thereto, the
          Financial Institution's Signatory Thereto, and NationsBank of Texas, N.A., as Agent - incorporated by reference to
          Exhibit 4(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (Commission File No.
          1-7936, filed May 13, 1993).

*4.1.1-   First Amendment dated as of June 15, 1993 to Revolving Credit Agreement between Registrant, its Subsidiaries Signatory
          Thereto, the Financial Institution's Signatory Thereto, and NationsBank of Texas, N.A., as Agent.

4.2     - Amended and Restated Letter of Credit Agreement dated March 9, 1993, between Registrant and Bank of America National
          Trust and Savings Association - incorporated by reference to Exhibit 4(b) to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended March 31, 1993 (Commission File No. 1-7936, filed May 13, 1993).

4.3     - Second Amended and Restated Credit Agreement dated as of March 9, 1993, between Registrant and NationsBank of Texas, N.A., as Agent - incorporated by reference to Exhibit 4(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1993 (Commission File No. 1-7936, filed May 13, 1993).

*4.3.1  - First Amendment dated as of June 15, 1993 to Second Amended and Restated Credit Agreement between Registrant and
          NationsBank of Texas, N.A., as Agent.

*4.4    - Second Amendment dated March 31, 1994 to Second Amended and Restated Credit Agreement between Registrant and NationsBank of Texas, N.A., as Agent, Second Amendment dated March 31, 1994 to Revolving Credit Agreement between Registrant, its
          Subsidiaries Signatory Thereto, the Financial Institution's Signatory Thereto and NationsBank of Texas, N.A., as
          Agent and Overriding Amendment To All Other Loan Documents dated March 31, 1994.

*10.1.1 - Twentieth Amendment and Restatement of the Registrant's Profit Sharing Plan and Trust executed December 16, 1993.

*10.1.2 - Twenty-first Amendment and Restatement of the Registrant's Profit Sharing Plan and Trust executed August 9, 1994.

10.2    - Form of Indemnification Agreement for officers and directors of Registrant dated as of July 18, 1986-incorporated by reference from Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1987 (Commission File
          No. 1-7936).

10.3.1  - Registrant's Employee Stock Ownership Plan ("ESOP") dated May 13, 1985-incorporated by reference from Exhibit 28(a) to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1985 (Commission File No. 1-7936, filed May 15,
          1985).

10.3.2  - First Amendment to ESOP dated June 27, 1985-incorporated by reference from Exhibit 10.8.2 to Registrant's Annual Report on
          Form 10-K for the year ended June 30, 1987 (Commission File No. 1-7936).

10.3.3  - Second Amendment to ESOP dated June 20, 1986-incorporated by reference from Exhibit 10.8.3 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1987 (Commission File No. 1-7936).

10.3.4  - Third Amendment to ESOP dated November 17, 1986-incorporated by reference from Exhibit 10.8.4 to Registrant's Annual
          Report on Form 10-K for the year ended June 30, 1987 (Commission File No. 1-7936).

10.3.5 -  Fourth Amendment to Registrant's Employee Stock Ownership Plan executed June 27, 1990-incorporated by reference from
          Exhibit 10.7.5 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1990 (Commission File No. 1-7936).

10.3.6 -  Fifth Amendment to Registrant's Employee Stock Ownership Plan dated April 5, 1991-incorporated by reference from Exhibit
          10.8.6 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1991 (Commission File No. 1 -7936).

10.3.7 -  ESOP Stock Purchase Agreement with Registrant dated May 13, 1985-incorporated by reference from Exhibit 28(c) to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1985 (Commission File No. 1-7936, filed
          May 15, 1985).

10.3.8 -  Nonrecourse promissory note dated May 13, 1985, from ESOP to Registrant-incorporated by reference from Exhibit 28(d) to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1985 (Commission File No. 1-7936, filed May 15,
          1985).

10.4   -  Asset Purchase Agreement between Registrant and The Customer Company and Triond dated as of May 19, 1992 - incorporated by reference from Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1992 (Commission
          File No. 1-7936, filed September 28, 1992).

10.5   -  Warrant Agreement Dated March 9, 1993 between National Convenience Stores Incorporated and Boatmen's Trust Company as
          Warrant Agent - incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 25,
          1993 (Commission No. 1-7936, filed March 12, 1993).

10.6   -  Standstill Agreement dated as of March 22, 1993 between Registrant and Smith Management Company - incorporated by reference from Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993
          (Commission No. 1-7936, filed May 13, 1993).

10.7   -  Registrant's 1993 Non-Qualified Stock Option Plan dated as of March 9, 1993 - incorporated by reference from Exhibit 10(b)
          to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (Commission No. 1-7936, filed May 13,
          1993).

10.8   -  Asset Exchange Agreement By and Among National Convenience Stores Incorporated, NCS Realty Company, The Circle K
          Corporation and Circle K Properties, Inc. dated as of April 20, 1994 and as amended on April 29, 1994 - incorporated by reference from Exhibit 10.10 to Registrant's Current Report on Form 8-K dated April 29, 1994 (Commission File No. 1-7936, filed May 13, 1994).

10.9   -  Asset Purchase Agreement By and Among National Convenience Stores Incorporated, NCS Realty Company, Stop N  Go markets of
          Georgia, Inc., The Circle K Corporation and Circle K Properties, Inc. dated as of April 20, 1994 and as amended on April
          29, 1994 - incorporated by reference from Exhibit 10.11 to Registrant's Current Report on Form 8-K dated April 29, 1994
          (Commission File No. 1-7936, filed May 13, 1994).

*10.10 -  Registrant's Officers' Retirement Plan, executed March 31, 1994.

*10.11 -  Trust Under National Convenience Stores Incorporated Officers' Retirement Plan, executed June 30, 1994 between
          Registrant and Bank One, Texas, N.A..

*10.12 -  Registrant's Directors' Retirement Plan, executed March 31, 1994.

*10.13 -   Trust Under National Convenience Stores Incorporated Directors' Retirement Plan, executed June 30, 1994 between
           Registrant and Bank One, Texas, N.A..

*10.14 -   Employment Agreement between Registrant and Mr. V. H. Van Horn effective July 1, 1994.

*10.15 -   Employment Agreement as amended through August 1, 1994 between Registrant and Mr. A. J. Gallerano.

*10.16 -   Employment Agreement as amended through August 1, 1994 between Registrant and Mr. Arnold Van Zanten.

*10.17 -   Employment Agreement as amended through August 1, 1994 between Registrant and Mr. C. R. Wortham.

*10.18 -   Employment Agreement as amended through August 1, 1994 between Registrant and Mr. Brian Fontana.

*10.19 -   Employment Agreement as amended through August 1, 1994 between Registrant and Mr. M. David Wishard.

10.20  -   Employee Stock Ownership Trust Agreement dated May 13, 1985, between Registrant and InterFirst Bank Houston, N.A., as
           Trustee- incorporated by reference from Exhibit 28(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended
           March 31, 1985 (Commission File No. 1-7936, filed May 15, 1985).

*11    -   Computation of primary and fully diluted earnings per share.

*13    -   Pages 13 through 44 of the Annual Report to Shareholders of the Registrant for the fiscal year ended June 30, 1994.

*21    -   Subsidiaries of Registrant.

*23    -   Independent Auditors' Consent and Report on Schedules of Deloitte & Touche LLP, included as page S-1 in Item 14(a) 1. of this report.

*27    -   Financial Data Schedule