Form 10-Q
period 1994-09-30
NATIONAL CONVENIENCE STORES INC /DE/
filed 1994-11-14
CIK 314662

- - --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                               ---------------
                                  FORM 10-Q
                               ---------------

        X      Quarterly Report Pursuant to Section 13 or 15 (d) of
       ---     the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1994

                                       OR

               Transition Report Pursuant to Section 13 or 15 (d) of the
       ---     Securities Exchange Act of 1934

               For the transition period from ..........to..........

                         Commission File Number 1-7936

                    NATIONAL CONVENIENCE STORES INCORPORATED
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    74-1361734
    -----------------------------                   ---------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                  Identification No.)

    100 Waugh Drive, Houston, Texas                            77007
- - --------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)

                                (713) 863-2200
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

                                 Yes  X   No
                                     ---     ---

At November 1, 1994, the number of shares of Common Stock outstanding was 6,050,075.

- - --------------------------------------------------------------------------------

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                               TABLE OF CONTENTS


                                                                                    PAGE
                                                                                   -----
PART I.   FINANCIAL INFORMATION

  ITEM 1. Financial Statements (unaudited):

           Independent Accountants' Review Report . . . . . . . . . . . . . . .       3

           Condensed Consolidated Statements of Operations
            Three Months Ended September 30, 1994
             and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

           Condensed Consolidated Balance Sheets
             September 30, 1994 and June 30, 1994 . . . . . . . . . . . . . . .       5

           Condensed Consolidated Statements of Cash Flows
            Three Months Ended September 30, 1994
            and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6

           Notes to Condensed Consolidated Financial Statements . . . . . . . .       7

  ITEM 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . . . . .      13

PART II.   OTHER INFORMATION

  ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . .      24

  ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .      25

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




To the Shareholders and
  Board of Directors of
  National Convenience Stores Incorporated
  Houston, Texas


We have reviewed the accompanying condensed consolidated balance sheet of National Convenience Stores Incorporated and subsidiaries as of September 30, 1994, and the related statements of condensed consolidated operations and condensed consolidated cash flows for the three months ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of the interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the condensed consolidated balance sheet of National Convenience Stores Incorporated and subsidiaries as of June 30, 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 9, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





Deloitte & Touche LLP
Houston, Texas
October 26, 1994

                         PART I. FINANCIAL INFORMATION


ITEM I.  FINANCIAL STATEMENTS

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (Amounts in thousands, except per share amounts)


                                                              Three  Months Ended
                                                                  September 30,
                                                          ------------------------------
                                                            1994                 1993
                                                          ---------            ---------
Sales . . . . . . . . . . . . . . . . . . . . . .         $ 235,281            $ 234,280

Costs and Expenses:
  Cost of sales . . . . . . . . . . . . . . . . .           175,796              171,419
  Operating expenses  . . . . . . . . . . . . . .            43,841               42,991
  General and administrative expenses . . . . . .            11,448                9,729
                                                          ---------            ---------
                                                            231,085               224,139
                                                          ---------            ----------

Operating Income  . . . . . . . . . . . . . . . .             4,196               10,141

Other Income (Expense):
  Interest expense  . . . . . . . . . . . . . . .            (2,380)              (2,748)
  Interest income . . . . . . . . . . . . . . . .               416                  280
                                                          ---------            ---------

Earnings Before Income Taxes  . . . . . . . . . .             2,232                7,673

Income Tax Expense  . . . . . . . . . . . . . . .             1,089                2,958
                                                          ---------            ---------

Net Earnings  . . . . . . . . . . . . . . . . . .         $   1,143            $   4,715
                                                          =========            =========

Earnings Per Share  . . . . . . . . . . . . . . .         $    0.19            $    0.73
                                                          =========            =========

Weighted Average Common and Common
 Equivalent Shares Outstanding  . . . . . . . . .             6,050                6,562
                                                          =========            =========



           See Notes to Condensed Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in thousands)



                                                  September 30,    June 30,
                                                      1994           1994
                                                  ------------    ----------
ASSETS
Current Assets:
  Cash and equivalents, $13,326 and
     $13,557 reserved  . . . . . . . . .. . . . .     $  31,251    $  41,142
  Accounts receivable, net  . . . . . . . . . . .         5,815        5,449
  Inventories . . . . . . . . . . . . . . . . . .        36,874       39,626
  Prepaid expenses  . . . . . . . . . . . . . . .         4,040        4,775
                                                      ---------    ---------
       Total Current Assets . . . . . . . . . . .        77,980       90,992

Property and Equipment, net . . . . . . . . . . .       159,766      158,075
Reorganization Value in Excess of
    Amounts Allocable to Identifiable
    Assets, net  . . . . . . . . .. . . . . . . .        34,079       34,542
Deferred Tax Asset, net . . . . . . . . . . . . .         5,147        6,071
Other Assets, net . . . . . . . . . . . . . . . .         9,900        9,842
                                                      ---------    ---------
                                                      $ 286,872    $ 299,522
                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses . . . . .     $  57,877    $  69,611
  Current portion of long-term debt . . . . . . .        12,299       12,103
                                                      ---------    ---------
       Total Current Liabilities  . . . . . . . .        70,176       81,714

Long-Term Debt  . . . . . . . . . . . . . . . . .       104,957      106,976
Other Liabilities . . . . . . . . . . . . . . . .        35,848       36,084

Commitments and Contingent Liabilities  . . . . .             -            -

Stockholders' Equity:
  Common Stock, par value $.01 per share;
     50,000,000 shares authorized; 6,050,075 and
     6,050,069 shares issued and outstanding   ..            61           61
  Additional paid-in capital  . . . . . . . . . .        63,463       63,463
  Retained earnings . . . . . . . . . . . . . . .        12,367       11,224
                                                      ---------    ---------
       Total Stockholders' Equity . . . . . . . .        75,891       74,748
                                                      ---------    ---------
                                                      $ 286,872    $ 299,522
                                                      =========    =========




           See Notes to Condensed Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)


                                                                                    Three Months Ended
                                                                                        September 30,
                                                                               ------------------------------
                                                                                 1994                  1993
                                                                               ---------            ---------
Cash flows from operating activities:
  Net earnings    . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   1,143            $   4,715
  Adjustments to reconcile net earnings
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . .          3,551                4,317
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .            924                2,868
  Changes in operating assets and liabilities, net
   of sales of stores:
     Decrease in accounts and notes
      receivable and prepaid expenses . . . . . . . . . . . . . . . . . .            369                  236
     (Increase) decrease in inventories . . . . . . . . . . . . . . . . .          2,737               (1,833)
     Decrease in accounts payable and
      accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . .        (11,663)              (4,817)
     Increase in income taxes . . . . . . . . . . . . . . . . . . . . . .            112                   33
                                                                               ---------            ---------
         Net cash provided by (used in)
             operating activities . . . . . . . . . . . . . . . . . . . .         (2,827)               5,519
                                                                               ---------            ---------

Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .         (4,103)              (1,522)
  Proceeds from sale of assets  . . . . . . . . . . . . . . . . . . . . .            227                  249
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            238                 (850)
                                                                               ---------            ---------
        Net cash used in investing
             activities . . . . . . . . . . . . . . . . . . . . . . . . .         (3,638)              (2,123)
                                                                               ---------            ---------

Cash flows from financing activities:
  Principal payments on long-term debt  . . . . . . . . . . . . . . . . .         (3,426)              (3,088)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                 (100)
                                                                               ---------            ---------
        Net cash used in financing activities . . . . . . . . . . . . . .         (3,426)              (3,188)
                                                                               ---------            ---------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . .         (9,891)                 208
Cash and cash equivalents - beginning of period . . . . . . . . . . . . .         41,142               46,032
                                                                               ---------            ---------
                          - end of period   . . . . . . . . . . . . . . .      $  31,251            $  46,240
                                                                               =========            =========



           See Notes to Condensed Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation - The condensed consolidated financial statements include the accounts of National Convenience Stores Incorporated and its wholly-owned subsidiaries (the "Company") with all significant intercompany accounts and transactions eliminated in consolidation. The financial information presented for the interim periods is unaudited and the interim period operating results are not necessarily indicative of the results to be expected for the full fiscal year. The balance sheet at June 30, 1994 has been taken from the audited Consolidated Financial Statements at that date and condensed. The interim period financial statements reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of financial position as of September 30, 1994, the results of operations for the three months ended September 30, 1994 and 1993 and the cash flows for the three months ended September 30, 1994 and 1993. Certain prior year amounts have been reclassified to conform to the current year presentation.

With respect to the unaudited condensed consolidated financial information of the Company as of September 30, 1994, Deloitte & Touche LLP has made a review (based on procedure adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report appearing herein.

Significant Accounting Policies - Reference is made to the Notes to Consolidated Financial Statements appearing in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

2.  Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

"Net cash provided by (used in) operating activities" includes the following cash payments and receipts (dollars in thousands):

                                                                              Three  Months Ended
                                                                                   September 30,
                                                                        -------------------------------------
                                                                            1994                      1993
                                                                        -----------               -----------
Cash paid (received) for:
  Interest expense  . . . . . . . . . . . . . . . . . . . . .              $2,561                   $2,806
  Interest income . . . . . . . . . . . . . . . . . . . . .                  (431)                    (226)
  Income taxes, net of refunds  . . . . . . . . . . . . . . .                  53                       56
  Reorganization items:
    Professional fees . . . . . . . . . . . . . . . . . . . .               1,888                    1,204


           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.  Income Taxes

On March 15, 1994, the Company filed its federal income tax return for the year ended June 30, 1993, which reflected net operating loss carryforwards of $55.8 million plus tax credits $7.1 million. The net operating losses expire in varying amounts in fiscal years 2003 to 2007 and the tax credits expire in fiscal years 2000 to 2009. These figures reflect the adjustments required by
Section 382 of the Internal Revenue Code after an ownership change in the Company's stock. Section 382 will also require the Company to reduce the tax basis of its assets by approximately $40.0 million. An ownership change is defined as occurring when, during any three year period, the Company's 5% shareholders (as defined in the Internal Revenue Code) increase their ownership in the Company's stock by more than 50 percentage points. The Plan of Reorganization, adopted with the Company's emergence from bankruptcy March 9, 1993, resulted in an ownership change since substantially all of the new stock was issued to the creditors of the Company.

As of September 30, 1994, the net operating loss carryforward is estimated to have been reduced to $27.1 million as a result of the application of the losses to reduce taxable income. The Company expects the remaining net operating losses, tax credits and other tax attributes to be available to offset future income tax payments, subject to applicable limits. However, should a second ownership change occur within two years of the first ownership change, all of the remaining pre-confirmation net operating losses, tax credits and other tax attributes would be eliminated. The Plan of Reorganization provided for the Company's Restated Certificate of Incorporation dated March 9, 1993 to contain restrictions through June 30, 1996 on the transfer of stock to the reorganized company's 5% stockholders (as defined in the Plan of Reorganization) or those that would become 5% stockholders as a result of the purported transfer.

In the opinion of management, adequate provision has been made for income taxes and any adjustments which have been or may be determined to be necessary will not materially affect the Company's financial position.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

4.  Debt

As of September 30, 1994 and June 30, 1994, long-term debt consisted of the following (Dollars in thousands):

                                                                     September 30, 1994         June 30, 1994
                                                                     ------------------         -------------
   Term Loan, due 2000                                                    $ 51,995                 $ 53,578
   Revolving credit agreement                                                    -                        -
   Letter of credit agreement, due 2000                                          -                        -
   Mortgage notes on real estate, due 2003                                  59,255                   59,586
   Other notes payable, due through 2000                                     6,006                    5,915
                                                                          --------                 --------
                                                                           117,256                  119,079

      Less amounts due within one year                                      12,299                   12,103
                                                                          --------                 --------
                                                                          $104,957                 $106,976
                                                                          ========                 ========

Revolving Credit Agreement - The Revolving Credit Agreement provides for the borrowing and/or issuance of letters of credit in the aggregate of up to $8.0 million, increasing to $11.0 million during the period from November 1 through May 1 of each year. The Revolving Credit Agreement requires that, during each fiscal year, the Company pay off all outstanding cash borrowings thereunder for a period of 30 consecutive days. The Company had no outstanding borrowings during the three months ended September 30, 1994 and has therefore satisfied this requirement for fiscal 1995. Letter of credit issuances cannot exceed $8.0 million and cash borrowings are limited to the commitment limit less letters of credit outstanding. Cash borrowings under the Revolving Credit Agreement bear interest at 1% above the prime rate of the Lender. Any remaining outstanding principal balance becomes due and payable on September 30, 1995.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Below is a table illustrating primary financial ratios and coverage tests ("Covenants") as of September 30, 1994 associated with the Company's long-term bank debt instruments (all amounts, excluding ratios, are in thousands).

      Covenant                                 Required               Actual
- - --------------------                          ------------          -----------
Current Ratio (minimum)                            90%                    111%
Total Borrowed Funds to Consolidated
 Net Worth (maximum)                              418%                    317%
Total Liabilities to Consolidated
 Net Worth (maximum)                              360%                    278%
Consolidated Net Worth (minimum)              $61,400                 $75,891
Interest Coverage Ratio (minimum)                 230%                    279%
Consolidated Fixed Charge Coverage
 Ratio (minimum)                                  107%                    114%
EBITDA (minimum for latest 4 quarters)        $27,300                 $28,507
Capital Expenditure (maximum for
 the quarter)                                 $ 8,120                 $ 4,357


Covenants noted above are computed as defined per the Company's long-term bank debt instrument agreements. At September 30, 1994, the Company was in compliance with such Covenants.

The Company's long-term bank debt agreement limits fiscal 1995 capital expenditures and environmental remediation expenses to excess cash flow, as defined, not to exceed $20.3 million. For fiscal 1995 the Company anticipates it will incur capital expenditures and environmental remediation expenses as required by environmental regulations, along with upgrading store security systems, installation of state-of-the-art sales and inventory management systems, store remodels, new store construction and equipment replacement which could total up to $30.0 million. The Company is currently in negotiations to amend the long-term bank debt agreements in order to facilitate such capital expenditures and environmental remediation expenses noted above. The outcome of such negotiations cannot be determined at this time.


5.  Asset Acquisition/Divestiture

On April 29, 1994, the Company completed the transaction whereby the Company,
(i) exchanged its 53 operating convenience stores in Southern California, together with related inventories and equipment, for 88 operating convenience stores of The Circle K Corporation in the Dallas/Fort Worth and Houston, Texas areas, together with related inventories and

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

equipment and, (ii) sold its 27 operating convenience stores in Atlanta, Georgia, together with related inventories and equipment, for cash consideration of $9,150,000. The Company now operates only in the state of Texas.

6.  Commitments and Contingencies

The operation and ownership of underground gasoline storage tanks ("USTs") are subject to federal, state and local laws and regulations.

The Environmental Protection Agency ("EPA") has issued regulations, including most recently the 1988 amendment to the Resource Conservation and Recovery Act, that establish requirements for (i) maintaining leak detection methods and equipment, (ii) upgrading USTs, (iii) taking corrective action in response to leaks, (iv) closing USTs to prevent future leaks, (v) keeping appropriate records and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. These regulations also empower states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. In order to ensure compliance with the federal and state environmental laws, the Company has developed a comprehensive gasoline storage and dispensing plan. During fiscal 1993, the Company refined the plan such that presently its primary focus is on upgrading gasoline dispensing equipment in accordance with upcoming deadlines imposed by regulatory authorities and on providing for the clean-up of existing and future contaminated sites. The gasoline plan generally covers all properties owned by the Company and leases assumed pursuant to the terms of the Plan of Reorganization. Management believes that its existing gasoline storage and dispensing procedures and planned capital expenditures will continue to keep the Company in compliance with all current federal and state environmental regulations.

Environmental Capital Commitments - The Company's 1995 capital budget contains $4.7 million for the completion of upgrading gasoline dispensing equipment for spill/overfill prevention and Stage II Vapor Recovery pursuant to select environmental regulations which are required to be completed by November 15, 1994 and December 22, 1994. During the first quarter of fiscal 1995, capital expenditures for these items were $0.9 million. In addition, management of the Company believes that its long-range capital budget contains sufficient funds necessary to comply with regulations required by the EPA to be completed by December 22, 1998.

Environmental Remediation Contingency - The majority of the Company's environmental remediation expenditures relate to the clean-up of contaminated soil caused by leaking underground gasoline storage tanks and underground
piping systems.   At September 30, 1994 and June 30, 1994, the remediation
liability totalled $21.7 million and $21.8 million, respectively. These amounts include anticipated and/or filed claims for state reimbursements

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

of approximately $5.6 million which the Company considers probable of recovery. Such reimbursements are included in other assets. The states in which the Company operates, or has previously operated, have established trust funds for the reimbursement of costs related to remediation activities. The actual cost of remediating contaminated sites and removing tanks may be substantially lower or higher than that reserved due to the difficulty in estimating such costs and due to potential changes in the status of regulation and state reimbursement programs. The Company does not believe that any such amount below or in excess of that accrued is reasonably estimable.

The Company is required by state regulations to maintain evidence of financial responsibility for taking corrective action on remediation activities. In order to be in compliance with these requirements, the Company has successfully established that it is self-insured, with verification by the Texas Natural Resource Conservation Commission.

Reference is made to Note 11 of the Notes to Consolidated Financial Statements appearing in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations





RESULTS OF OPERATIONS

The Company earned $1.1 million, or 19 cents per share, for the first quarter of fiscal 1995, as compared to net earnings of $4.7 million, or 73 cents per share, for the same period last year. The decrease in net earnings for the current three month period was primarily due to consulting and other non-recurring expenses of $1.7 million ($1.1 million, or 18 cents per share, on an after-tax basis) related to the installation of integrated state-of-the-art sales and inventory management systems designed to enhance and redefine the Company's focus on customer service and effectiveness, coupled with increased labor costs of approximately $1.0 million ($620,000, or 10 cents per share, on an after-tax basis) related to the addition of approximately 600 full-time employees to improve customer service. In addition, gross profits were $3.3 million lower in the first quarter of fiscal 1995 as compared to the first quarter of fiscal 1994 as more fully discussed below.

Weighted average Common and Common Share Equivalents outstanding which provide a basis for calculation of earnings per share decreased to 6,050,000 for the quarter ended September 30, 1994 from 6,562,000 for the same quarter of the prior year. The decrease resulted from Common Share Equivalents becoming anti-dilutive in the current year because the strike price on Common Stock Options exceeded the market price for the quarter.

Sales and Gross Profits - The following table sets forth selected information regarding the results of the Company's operations during the three months ended September 30, 1994 and 1993:


                                                     Three Months Ended
                                                        September 30,
                                              ------------------------------
                                                1994                 1993
                                              ----------           ---------
  Merchandise sales (millions)  . . . .       $133.6               $139.3
  Merchandise gross profit margin . . .         33.8%                34.5%
  Merchandise gross profit (millions) .       $ 45.1               $ 48.1

  Gasoline sales (millions) . . . . . .       $101.7               $ 95.0
  Gasoline gross profit margin  . . . .         14.2%                15.5%
  Gasoline gross profit (millions)  . .       $ 14.4               $ 14.7

  Total sales (millions)  . . . . . . .       $235.3               $234.3
  Average gross profit margin . . . . .         25.3%                26.8%
  Total gross profit (millions) . . . .       $ 59.5               $ 62.8

  Average number of stores  . . . . . .          707                  719

  Average sales per store (thousands)
    Merchandise . . . . . . . . . . . .       $189.0               $193.8
    Gasoline  . . . . . . . . . . . . .        143.8                132.1
                                              ------               ------
        Total . . . . . . . . . . . . .       $332.8               $325.9

  Gasoline gallons sold (millions)  . .         93.9                 92.8
  Average gasoline gallons sold
    per average gas store (thousands) .        147.4                149.1


THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1993:

Merchandise sales decreased $5.7 million, or 4%, to $133.6 million for the three months ended September 30, 1994 as compared to $139.3 million for the corresponding three month period ended September 30, 1993, $2.7 million of which relates to stores closed since the prior period. On a same-store basis, merchandise sales decreased 2%. The decrease is primarily due to decreased sales of fountain drinks and beer partially offset by an increase in cigarette sales dollars.

Merchandise gross profits decreased $3.0 million, or 6%, in the first quarter of fiscal 1995 as compared to the first quarter of the prior year. The decrease in merchandise gross profit was primarily attributable to a decrease in gross profit from the Texas stores acquired in the April 29, 1994 transaction with The Circle K Corporation ("Circle K Transaction") as compared to the California and Georgia stores divested in the same transaction, along with lower merchandise sales levels. Merchandise gross profit margins decreased 0.7 percentage points from 34.5% in the first quarter of fiscal 1994 to 33.8% in the first quarter of fiscal 1995
for the aforementioned reasons.   Merchandise gross margins from same-store
sales remained relatively constant with those of the prior year.

Gasoline sales increased $6.7 million during the first quarter of fiscal 1995 as compared with the same quarter of the previous year due primarily to a 1% increase in gasoline sales volumes coupled with a 6% increase in the average retail selling price of gasoline. Gasoline sales volumes on a same-store sales basis increased 7% from the same period last year, offset in part by a 25% decrease in gasoline sales volumes from the Texas stores acquired in the Circle K Transaction as compared to the California and Georgia stores divested in the same transaction. The increase in gasoline sales volumes were lower than previously experienced due to gasoline pump "downtime" associated with the installation of Stage II Vapor Recovery equipment in approximately 120 stores in September 1994. The gasoline sales volume increase resulted primarily from the Company's continued emphasis on a volume growth strategy.

Gasoline gross profits decreased $0.3 million in the first quarter of fiscal 1995 as compared to the same period of fiscal 1994, primarily due to lower than average gasoline margins during the current quarter when compared to higher than average margins during the same quarter of the prior year. Gasoline gross profit margins on a volume basis averaged 15.3 cents per gallon for the first quarter of fiscal 1995 as compared to 15.8 cents per gallon for the same period of the prior year.

An analysis of merchandise sales, gasoline sales and gasoline sales volumes follows (amounts in millions):

                                                                                      Three Months Ended
                                                                                         September 30,
                                                                                ------------------------------
                                                                                   1994                 1993
                                                                                ----------           ---------

Merchandise Sales:
  Same-stores (a) . . . . . . . . . . . . . . . . . . . . . . . . . .            $118.8               $121.0
  New stores (b)  . . . . . . . . . . . . . . . . . . . . . . . . . .              14.5                    -
  Stores closed or sold (b) . . . . . . . . . . . . . . . . . . . . .                .3                 18.3
                                                                                 ------               ------
                                                                                 $133.6               $139.3
                                                                                 ======               ======

Gasoline Sales:
  Same-stores (a) . . . . . . . . . . . . . . . . . . . . . . . . . .            $ 88.8               $ 78.8
  New stores (b)  . . . . . . . . . . . . . . . . . . . . . . . . . .              12.8                    -
  Stores closed or sold (b) . . . . . . . . . . . . . . . . . . . . .                .1                 16.2
                                                                                 ------               ------
                                                                                 $101.7               $ 95.0
                                                                                 ======               ======

Gasoline Gallons:
  Same-stores (a) . . . . . . . . . . . . . . . . . . . . . . . . . .              82.1                 76.6
  New stores (b)  . . . . . . . . . . . . . . . . . . . . . . . . . .              11.7                    -
  Stores closed or sold (b) . . . . . . . . . . . . . . . . . . . . .                .1                 16.2
                                                                                 ------               ------
                                                                                   93.9                 92.8
                                                                                 ======               ======


(a) Represents the 619 stores, 553 stores selling gasoline, which opened prior to July 1, 1993, and continued to operate through September 30, 1994.
(b) Includes the 88 stores acquired (New stores) and the 80 stores divested (Stores closed or sold) in the April 29, 1994 transaction with The Circle K Corporation (see Note 5 of the Notes to Condensed Consolidated Financial Statements).


Operating Expenses - Operating expenses increased $0.9 million, or 2%, in the first quarter of fiscal 1995 as compared with the same period of fiscal 1994 primarily due to increased salary costs of $1.3 million related to higher wages and increased staffing levels resulting from the Company's efforts to improve customer service, along with $0.8 million of increases in other miscellaneous operating costs. This increase is partially offset by a $0.8 million decrease in advertising expense as a result of fewer promotions supported by advertising and a $0.8 million decrease in depreciation expense from the retirement of assets. The Company expects the increased salary costs to continue through the quarter ending December 31, 1994. Management continuously reviews the results the increased staffing levels have on operating profits to determine the merit of continuing these related increases in salary costs.

General and Administrative Expenses - General and administrative expenses for the quarter ended September 30, 1994, increased $1.7 million, or 18%, from the corresponding quarter for the prior year period, primarily due to consulting fees and other related expenses of $1.7 million associated with the program to enhance and redefine the Company's focus on customer service and employee effectiveness.

Interest Expense - Interest expense decreased $368,000 in the first quarter of fiscal 1995 as compared to the corresponding period of the prior year primarily due to the decrease in outstanding debt.

Interest Income - Interest income increased $136,000 in the first three months of fiscal 1995 as compared to the prior year period primarily due to interest earned from higher rates on short-term investments.

Income Tax Expense - The effective income tax rate of the Company for the three months ended September 30, 1994 and for the same period ended September 30, 1993 differs from the federal statutory rate primarily because of state income taxes and the inability to deduct for income tax purposes the amortization of Reorganization Value in Excess of Amounts Allocable to Identifiable Assets, offset in part by targeted jobs tax credits.

Seasonality - Sales and gross profits for the quarter ended September 30, 1994 are not necessarily indicative of the entire fiscal year. The convenience store industry in the Company's market typically experiences higher sales and gross profits during the summer months than during the winter months. Historically, the Company has achieved higher earnings in the first and fourth quarters of its fiscal year, as compared to its second and third quarters.

Inflation - The Company believes inflation has not had a material effect on its results of operations in recent years. However, the Company has experienced short-term fluctuations in its gasoline gross profit margins, both positive and negative, as a result of changing market conditions for the supply and demand of gasoline.

LIQUIDITY AND CAPITAL RESOURCES

Key balance sheet figures and ratios are presented in the table below (all amounts, excluding ratios are in millions):


                                                                   September 30, 1994            June 30, 1994
                                                                   ------------------            -------------
Cash (a)..............................................                   $  31.3                     $ 41.1

Current assets........................................                   $  78.0                     $ 91.0

Current liabilities...................................                   $  70.2                     $ 81.7

Current ratio.........................................                      1.11                       1.11
Inventory turn ratios (annualized):
  Merchandise.........................................                      11.5                       10.8
  Gasoline............................................                      54.8                       54.0
Long-term debt........................................                   $ 105.0                     $107.0

Stockholders' equity..................................                   $  75.9                     $ 74.7

Debt/Equity ratio.....................................                      1.38                       1.43
Common shares outstanding.............................                       6.1                        6.1


_____________________
(a) Includes $7.1 million and $7.4 million that has been reserved at the Company's option related to the remittance of tax and lottery collections at September 30, 1994 and June 30, 1994, respectively. Also includes $6.2 million being held in escrow pending the resolution of mortgage related matters associated with the Circle K Transaction completed April 29, 1994 at September 30, 1994 and June 30, 1994.



Liquidity - Working capital totalled $7.8 million at September 30, 1994 and $9.3 million at June 30, 1994. Cash and equivalents were $31.3 million and $41.1 million at September 30, 1994 and June 30, 1994, respectively. The $9.8 million decrease in cash is primarily the result of quarterly debt payments, capital expenditures and the payment of reorganization professional fees.

Cash provided by (used in) operating activities totalled $(2.8) million and $5.5 million for the three months ending September 30, 1994 and 1993, respectively. The decrease in the first quarter of fiscal 1995 cash provided by operating activities versus the prior year period is primarily due to lower operating earnings and the $1.9 million payment of substantially all remaining reorganization professional fees. In addition, during the first quarter of fiscal 1995 the Company reduced vendor trade credit with a major vendor based on financial incentives. Of the $1.1 million and $3.0 million recorded as income tax expense for the quarters ended

September 30, 1994 and 1993, $165,000 and $90,000 respectively, were payable in the year reported, with the remainder being deferred as a result of the application of net operating losses. Operating earnings before interest, income taxes, depreciation, amortization and other non-recurring items ("EBITDA") amounted to $7,747,000, or $3,653 per store per month in the three months of fiscal 1995, compared to $14,458,000 or $6,703 per store per month in the same period of fiscal 1994. EBITDA is presented to provide additional information about the Company's ability to meet its future debt service, capital expenditures and working capital requirements and should not be construed as a substitute for earnings from operations or as a better indicator of liquidity than cash flow from operating activities. The decrease in EBITDA is due principally to lower operating earnings.

During the fourth quarter of fiscal 1994, the Company began implementation of a program to enhance and redefine the Company's focus on customer service and employee effectiveness. This program is the result of an extensive review by management and outside consultants. An integral component of the program involves the upgrading of equipment and technology through the installation of integrated state-of-the-art sales and inventory management systems. These systems will significantly automate store operations by capturing data on point-of-sale and scanning equipment. The Company began the initiation of the program in its Dallas/Fort Worth stores during the first half of fiscal 1995. The Company estimates that it will incur capital expenditures of approximately $10.0 million for the total program development and initiation into the Dallas/Fort Worth stores. As of September 30, 1994 the Company had incurred $2.3 million of these capital expenditures, with the remaining $7.7 million to
be incurred by the end of the second quarter of fiscal 1995.   Additionally,
the Company estimates that it will incur approximately $3.2 million in consulting expenses in conjunction with the program of which $1.3 million and $1.2 million were incurred in fiscal 1994 and the first quarter of fiscal 1995, respectively. The costs have been and will be funded by cash generated from operations as well as cash on hand.

On April 29, 1994, the Company completed the transaction whereby the Company
(i) exchanged its 53 operating convenience stores in Southern California, together with related inventories and equipment, for 88 operating convenience stores of The Circle K Corporation in the Dallas/Fort Worth and Houston, Texas areas, together with related inventories and equipment and, (ii) sold its 27 operating convenience stores in Atlanta, Georgia, together with related inventories and equipment, for cash consideration of $9,150,000.

Management continually evaluates the profitability of its open stores taking into consideration the cost/benefit justification for investment required for upgrading equipment and technology through the installation of state-of-the-art inventory management system and Stage II Vapor Recovery environmental expenditures. Based on this evaluation, management plans during the next four months to divest approximately 40 stores that do not qualify under this investment criteria. The Company does not expect to incur a loss in connection with these planned store divestitures.

The Company has historically maintained a portfolio of surplus and excess real estate properties in anticipation of expansion. During the period of Chapter 11 bankruptcy reorganization, the Company eliminated its new store development program and began selling parcels of surplus real estate. Net proceeds from such sales, and any sales in the future, are generally required to be applied against mortgage or long-term bank debt. As of September 30, 1994, 44 parcels of surplus real estate were held by the Company.

Insurance liabilities totalled $18.2 million and $17.5 million at September 30, 1994 and June 30, 1994, respectively. The liabilities were increased for accruals of $4.1 million and decreased for payments of $3.4 million during the three months ended September 30, 1994.

Because substantially all of the Company's sales are for cash and total inventories are converted to cash approximately once a month, the Company considers its cash flows adequate to satisfy its daily working capital requirements. However, in order to further enhance its liquidity the Company has a Revolving Credit Agreement which provides for the borrowing and/or issuance of letters of credit in the aggregate of up to $8.0 million, increasing to $11.0 million during the period from November 1 through May 1 of each year. The Revolving Credit Agreement requires that, during each fiscal year, the Company pay off all outstanding cash borrowings thereunder for a period of 30 consecutive days. The Company had no outstanding borrowings during the three months ended September 30, 1994 and has therefore satisfied this requirement for fiscal 1995. Letter of credit issuances cannot exceed $8.0 million and cash borrowings are limited to the commitment limit less letters of credit outstanding. The facility terminates on September 30, 1995. At September 30, 1994, no borrowings or letters of credit were outstanding under this facility.

Capital Resources - The Company incurred $4.1 million of capital expenditures through September 30, 1994 compared to $1.5 million for the corresponding period of the prior fiscal year. During the first three months of fiscal 1995, the capital expenditures consisted of $1.5 million associated with the implementation of point-of-sale and scanning equipment in Dallas/Fort Worth, $1.1 million of gasoline dispensing equipment and installation of underground piping required to comply with environmental laws (the "Stage II Vapor Recovery Equipment"), $0.6 million in equipment replacement and store improvements, $0.5 million on signage and security for the acquired Circle K stores and $0.4 million on miscellaneous projects.

The Company's long-term bank debt agreement contains limits on the amount of capital expenditures and environmental remediation expenses the Company can incur. For fiscal 1995 the Company's long-term bank debt agreements limit capital expenditures/remediation to excess cash flow, as defined, not to exceed $20.3 million. The Company anticipates it will incur capital expenditures/remediation as required by environmental regulations, along with upgrading store security systems, installation of state-of-the-art sales and inventory management systems, store remodels, new store construction and equipment replacement which could total up to $30.0 million. The Company is currently in negotiations to amend the long-term bank debt agreements in order to facilitate such capital expenditures/remediation noted above. The outcome of such negotiations cannot be determined at this time.

Under the terms of certain of the Company's long-term bank debt agreements, the Company cannot pay cash dividends on its Common Stock or purchase any treasury stock.

Below is a table illustrating primary financial ratios and coverage tests ("Covenants") as of September 30, 1994 associated with the Company's long-term bank debt instruments (all amounts, excluding ratios are in thousands).

      Covenant                                   Required               Actual
- - --------------------                           ------------           ----------
Current Ratio (minimum)                            90%                     111%
Total Borrowed Funds to Consolidated
 Net Worth (maximum)                              418%                     317%
Total Liabilities to Consolidated
 Net Worth (maximum)                              360%                     278%
Consolidated Net Worth (minimum)              $61,400                  $75,891
Interest Coverage Ratio (minimum)                 230%                     279%
Consolidated Fixed Charge Coverage
 Ratio (minimum)                                  107%                     114%
EBITDA (minimum for latest 4 quarters)        $27,300                  $28,507
Capital Expenditure (maximum for
  the quarter)                                $ 8,120                  $ 4,357


Covenants noted above are computed as defined per the Company's long-term bank debt instrument agreements. At September 30, 1994, the Company was in compliance with such Covenants.

During the three months ended September 30, 1994, long-term debt decreased by $2.0 million primarily as a result of principal payments and application of proceeds from asset sales.

The Company's environmental remediation exposure is related primarily to the clean up of contaminated soil caused by leaking underground gasoline storage tanks and underground piping systems. The Company spent $254,000 in the first three months of fiscal 1995 on environmental remediation activities compared to $644,000 in the same period of fiscal 1994. The Company's environmental remediation liability totalled $21.7 million and $21.8 million at September 30, 1994 and June 30, 1994, respectively. These amounts include state reimbursements of approximately $4 million which the Company considers probable of recovery. The reduction in the environmental remediation liability is a result of the expenditures noted above, offset by additional state reimbursements which the Company considers probable of recovery.

On March 15, 1994, the Company filed its federal income tax return for the year ended June 30, 1993, which reflected net operating loss carryforwards of $55.8 million plus tax credits $7.1 million. The net operating losses expire in varying amounts in fiscal years 2003 to 2007 and the tax credits expire in fiscal years 2000 to 2009. These figures reflect the adjustments required by
Section 382 of the Internal Revenue Code after an ownership change in the

Company's stock. Section 382 will also require the Company to reduce the tax basis of its assets by approximately $40.0 million. An ownership change is defined as occurring when, during any three year period, the Company's 5% shareholders (as defined in the Internal Revenue Code) increase their ownership in the Company's stock by more than 50 percentage points. The Plan of Reorganization resulted in an ownership change since substantially all of the new stock was issued to the creditors of the Company.

As of September 30, 1994, the net operating loss carryforward is estimated to have been reduced to $27.1 million as a result of the application of the losses to reduce taxable income. The Company expects the remaining net operating losses, tax credits and other tax attributes to be available to offset future income tax payments, subject to applicable limits. However, should a second ownership change occur within two years of the first ownership change, all of the remaining pre-confirmation net operating losses, tax credits and other tax attributes would be eliminated. The Plan of Reorganization provided for the Company's Restated Certificate of Incorporation dated March 9, 1993 to contain restrictions through June 30, 1996 on the transfer of stock to the reorganized company's 5% stockholders (as defined in the Plan of Reorganization) or those that would become 5% stockholders as a result of the purported transfer.

Risks and Uncertainties - During the year ended June 30, 1994 the sale of gasoline products, tobacco products and alcoholic beverages comprised approximately 42%, 14% and 13%, respectively, of total Company sales. Under the Clinton Administration numerous proposals have been made recently that would result in increased excise taxes on alcoholic beverages and tobacco products. Several of these proposals have sought substantial increases on state and federal excise taxes, as well as additional state taxes on tobacco products in particular. While the Company cannot predict whether the remaining tax proposals will become law, similar previous tax increases on such products have generally had a negative impact on the sales and results of operations of the Company. Additionally, numerous governmental entities are considering various regulations related to the sale of tobacco products which, if implemented, could adversely affect the sales and results of operations of the Company.

The Company's environmental remediation exposure is related primarily to the clean up of contaminated soil caused by leaking underground gasoline storage tanks and underground piping systems. The Company is subject to additional regulatory matters including environmental capital commitments and environmental remediation, as further discussed in the Company's Annual Report on Form 10-K. The actual cost of remediating contaminated sites and removing tanks may be substantially lower or higher than the related accrued liabilities.

World gasoline markets have historically been subject to periods of sudden and extreme volatility as a result of changing supply and demand conditions for crude oil and gasoline. The Company's liquidity and gross profits could be adversely affected in the future should such conditions occur, and such adverse effects could be significant.

The Clinton Administration and many members of the Congress have proposed various legislative measures to change existing health care programs. Due to the labor intensive nature of the convenience store business, any legislation or regulation which increases the Company's labor costs could have a significant adverse effect on the results of operations of the Company. As a result of the significant amount of uncertainty surrounding any potential changes in health care programs, the Company is unable to predict the outcome of any of these proposals.

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

Pre-petition claims held by creditors of the Company which were contingent or unliquidated at the commencement of the Chapter 11 proceedings were generally allowable against the Company in amounts fixed by the Bankruptcy Court or otherwise agreed upon. These claims, including, without limitation, those which arise in connection with the rejection of executory contracts and lease obligations and with resolution of litigation, are expected to be substantial.

The Company is continuing to research and evaluate the proofs of claims received. As of October 28, 1994, 3,005 proofs of claims had been filed against the Company which had not been withdrawn and which had a stated aggregate value of approximately $357.4 million for the proofs of claim specifying amounts; numerous other proofs of claim do not specify amounts. Of the total, 2,939 claims valued at $293.5 million had been accepted for settlement by the Company. The remaining number of claims includes other unresolved claims, including duplicate claims filed by the same claimant and also includes duplicate claims filed by separate parties for the same asserted liability. The Company considers the amounts claimed in the remaining unsettled proofs of claim to be an unreliable estimate of their liability. In the opinion of management, certain of these claims assert unrealistic amounts of liability, are duplicate claims or have other defects. Consequently, as of October 28, 1994, the Company is continuing to prosecute objections in the Bankruptcy Court for 14 of the remaining disputed claims covering $21.9 million. Of the disputed claims, $6.3 million is the amount the Company estimates is not covered by insurance. In addition, as of October 28, 1994, 50 claims for $38.1 million had been assigned to a mediation/settlement procedure outlined in the Plan of Reorganization. The Company will continue to reconcile the scheduled claims with the claims asserted in proofs of claims and will take appropriate steps to eliminate all duplications and other inaccuracies to ensure that only valid claims are allowed by the Bankruptcy Court. This process will continue until all claims are resolved and is expected to last for an extended period of time.

The majority of outstanding disputed claims are general unsecured claims. Pursuant to the terms of the Plan of Reorganization, a total of 1,616,559 shares of Common Stock were issued to Boatmen's Trust Company as agent for the general unsecured creditors, pending allowance of their respective claims. As of October 11, 1994, Boatmen's had allocated 967,285 shares to individual unsecured creditors and had issued the appropriate share certificates. The remaining 649,274 shares will be allocated in the future as additional general unsecured claims are allowed.

Other Litigation - There is no other litigation pending or threatened against the Company that management believes is likely to have a material adverse effect on the financial position or the business of the Company.


ITEM 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

         See Index to Exhibits on Page 27.

b)       Reports on Form 8-K

         On July 13, 1994, the Company filed a Current Report on Form 8-K/A to amend the Current Report on Form 8-K filed on May 13, 1994 to provide the audited financial statements of the business acquired and the related pro forma financial information required for the transaction between the Company and The Circle K Corporation.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NATIONAL CONVENIENCE STORES INCORPORATED
                                             (Registrant)





Date November 14, 1994                 /s/ A. J.Gallerano
                                       ________________________________________
                                       A. J. Gallerano - Senior Vice President,
                                              General Counsel and Secretary





Date November 14, 1994                 /s/ Brian Fontana
                                       ________________________________________
                                       Brian Fontana - Vice President - Chief
                                              Financial Officer

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES


                               INDEX TO EXHIBITS

                                                             Page
                                                            Number
                                                            ------
EXHIBITS:

  *11           Computation of primary and fully diluted
                earnings per share for the three months
                ended September 30, 1994 and 1993  . . .    28

  *27           Financial Data Schedule . . . . . . . . .   29





_____________
*Filed Herewith