Form 10-Q
period 1994-12-31
NATIONAL CONVENIENCE STORES INC /DE/
filed 1995-02-14
CIK 314662

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549
                            ------------------------
                                   FORM 10-Q
                            ------------------------
            X      Quarterly Report Pursuant to Section 13 or 15(d) of the
          _____    Securities Exchange Act of 1934

                        For the quarterly period ended December 31, 1994

                                       OR

          _____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the transition period from ..........to..........

                      Commission File Number 1-7936

                 NATIONAL CONVENIENCE STORES INCORPORATED
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

            Delaware                               74-1361734
- -------------------------------          --------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

           100 Waugh Drive, Houston, Texas            77007
   --------------------------------------------------------------
      (Address of principal executive offices)     (Zip Code)

                         (713) 863-2200
   --------------------------------------------------------------
      (Registrant's telephone number, including area code)

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

                                 Yes X   No___

At February 1, 1995, the number of shares of Common Stock outstanding was 6,050,075.

- --------------------------------------------------------------------------------

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                               TABLE OF CONTENTS


                                                                                                     PAGE
                                                                                                     ----

PART I.   FINANCIAL INFORMATION

    ITEM 1. Financial Statements (unaudited):

             Independent Accountants' Review Report . . . . . . . . . . . . . . . . . . . . . . .      3

             Condensed Consolidated Statements of Operations
                Three Months Ended December 31, 1994 and 1993 . . . . . . . . . . . . . . . . . .      4
                Six Months Ended December 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . .      5

             Condensed Consolidated Balance Sheets
                December 31, 1994 and June 30, 1994 . . . . . . . . . . . . . . . . . . . . . . .      6

             Condensed Consolidated Statements of Cash Flows
                Six Months Ended December 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . .      7

             Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . .      8

    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .     14

PART II.   OTHER INFORMATION

    ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27

    ITEM 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . .     28

    ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .     29


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




To the Shareholders and Board of Directors of National Convenience Stores Incorporated
  Houston, Texas


We have reviewed the accompanying condensed consolidated balance sheet of National Convenience Stores Incorporated and subsidiaries as of December 31, 1994, and the related statements of condensed consolidated operations and condensed consolidated cash flows for the periods ended December 31, 1994 and 1993. These financial statements are the responsibility of the Company's Management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of National Convenience Stores Incorporated and subsidiaries as of June 30, 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 9, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





Deloitte & Touche LLP
Houston, Texas
January 19, 1995

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (Amounts in thousands, except per share amounts)



                                                                                Three Months Ended
                                                                                   December 31,
                                                                         -------------------------------
                                                                            1994                    1993
                                                                          --------                --------

Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $220,504               $213,722

Costs and Expenses:
   Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . . .        162,931                 157,734
   Operating expenses   . . . . . . . . . . . . . . . . . . . . . .         43,050                  42,116
   General and administrative   . . . . . . . . . . . . . . . . . .         10,093                   9,012
                                                                          --------               ---------

                                                                           216,074                 208,862
                                                                          --------               ---------

Operating Income  . . . . . . . . . . . . . . . . . . . . . . . . .          4,430                   4,860

Other Income (Expense):
   Interest expense   . . . . . . . . . . . . . . . . . . . . . . .         (2,400)                 (2,695)
   Interest income  . . . . . . . . . . . . . . . . . . . . . . . .            497                     304
                                                                          --------               ---------

Income Before Income Tax Expense  . . . . . . . . . . . . . . . . .          2,527                   2,469

Income Tax Expense  . . . . . . . . . . . . . . . . . . . . . . . .            909                     941
                                                                          --------               ---------

Net  Income . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  1,618               $   1,528
                                                                          ========               =========

Earnings Per Share:
   Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   0.27               $    0.24
   Fully Diluted  . . . . . . . . . . . . . . . . . . . . . . . . .           0.27                    0.24

Weighted Average Number of Shares Outstanding:
   Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,050                   6,274
   Fully Diluted  . . . . . . . . . . . . . . . . . . . . . . . . .          6,050                   6,316


           See Notes to Condensed Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (Amounts in thousands, except per share amounts)



                                                                                Six Months Ended
                                                                                  December 31,
                                                                         --------------------------------
                                                                           1994                    1993
                                                                         --------                --------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $455,785                $448,002

Costs and Expenses:
   Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . . .       338,727                 329,153
   Operating expenses   . . . . . . . . . . . . . . . . . . . . . .        86,891                  85,107
   General and administrative   . . . . . . . . . . . . . . . . . .        21,541                  18,741
                                                                         --------                --------
                                                                          447,159                 433,001
                                                                         --------                --------

Operating Income  . . . . . . . . . . . . . . . . . . . . . . . . .         8,626                  15,001

Other Income (Expense):
   Interest expense   . . . . . . . . . . . . . . . . . . . . . . .        (4,780)                 (5,443)
   Interest income  . . . . . . . . . . . . . . . . . . . . . . . .           913                     584
                                                                         --------                --------

Income Before Income Tax Expense  . . . . . . . . . . . . . . . . .         4,759                  10,142

Income Tax Expense  . . . . . . . . . . . . . . . . . . . . . . . .         1,998                   3,899
                                                                         --------                --------

Net  Income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  2,761               $   6,243
                                                                         ========               =========

Earnings Per Share:
    Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   0.46               $    1.00
    Fully Diluted . . . . . . . . . . . . . . . . . . . . . . . . .          0.46                    0.99

Weighted Average Number of Shares Outstanding:
    Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,050                   6,271
    Fully Diluted . . . . . . . . . . . . . . . . . . . . . . . . .         6,050                   6,318






           See Notes to Condensed Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except per share amounts)

                                                                         December 31,             June 30,
                                                                            1994                   1994
                                                                        -------------            ---------
                                                                         (Unaudited)             (Note)
ASSETS
Current Assets:
   Cash and cash equivalents, $15,252 and $13,557
     reserved                                                             $ 41,772                $ 41,142
   Accounts receivable, net   . . . . . . . . . . . . . . . . . . .          2,702                   5,449
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .         36,507                  39,626
   Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . .          3,643                   4,775
                                                                          --------                --------
      Total Current Assets  . . . . . . . . . . . . . . . . . . . .         84,624                  90,992
Property and Equipment, net of Accumulated
   Depreciation of $23,357 and $19,215  . . . . . . . . . . . . . .        164,046                 158,075
Other Assets:
   Reorganization value in excess of amounts allocable
      to identifiable assets, net . . . . . . . . . . . . . . . . .         33,616                  34,542
   Deferred tax asset, net  . . . . . . . . . . . . . . . . . . . .          4,402                   6,071
   Other assets, net  . . . . . . . . . . . . . . . . . . . . . . .          9,575                   9,842
                                                                          --------                --------
      Total Other Assets  . . . . . . . . . . . . . . . . . . . . .         47,593                  50,455
                                                                          --------                --------
                                                                          $296,263                $299,522
                                                                          ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses  . . . . . . . . . . . . .       $ 65,589                $ 69,611
   Current portion of long-term debt  . . . . . . . . . . . . . . .         12,222                  12,103
                                                                          --------                --------
      Total Current Liabilities . . . . . . . . . . . . . . . . . .         77,811                  81,714

Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . .        101,408                 106,976
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         39,535                  36,084

Commitments and Contingent Liabilities

Stockholders' Equity:
   Common Stock, par value $.01 per share;
       50,000,000 shares authorized; 6,050,075 and 6,050,069 shares
       issued and outstanding . . . . . . . . . . . . . . . . . . .             61                      61
   Additional paid-in capital   . . . . . . . . . . . . . . . . . .         63,463                  63,463
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . .         13,985                  11,224
                                                                          --------                --------
       Total Stockholders' Equity . . . . . . . . . . . . . . . . .         77,509                  74,748
                                                                          --------                --------
                                                                          $296,263                $299,522
                                                                          ========                ========

Note: The balance sheet at June 30, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


           See Notes to Condensed Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                  Six Months Ended
                                                                                     December 31,
                                                                           ---------------------------------
                                                                             1994                     1993
                                                                           --------                 --------
Cash Flows From Operating Activities:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . .        $  2,761                 $  6,243
   Adjustments to reconcile net  income to
       net cash provided by operating activities:
          Depreciation and amortization . . . . . . . . . . . . . .           7,124                    8,597
          Deferred income taxes . . . . . . . . . . . . . . . . . .           1,669                    3,570
   Changes in operating assets and liabilities, net
       of sales of stores:
          (Increase) decrease in accounts and notes
             receivable and prepaid expenses  . . . . . . . . . . .           3,899                     (215)
          (Increase) decrease in inventories  . . . . . . . . . . .           3,006                   (1,145)
          Decrease in accounts payable and
             accrued expenses . . . . . . . . . . . . . . . . . . .            (324)                  (3,522)
          Increase in income taxes  . . . . . . . . . . . . . . . .             138                       75
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .             366                        -
                                                                            -------                  -------
   Net cash provided by operating activities  . . . . . . . . . . .          18,639                   13,603
                                                                            -------                  -------

Cash Flows From Investing Activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . .         (13,576)                  (6,043)
  Proceeds from sales of assets . . . . . . . . . . . . . . . . . .           2,492                    2,123
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .             127                   (1,084)
                                                                            -------                  -------
   Net cash used in investing activities  . . . . . . . . . . . . .         (10,957)                  (5,004)
                                                                            -------                  -------

Cash Flows From Financing Activities:
  Principal payments on long-term debt  . . . . . . . . . . . . . .          (7,052)                  (7,226)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                     (236)
                                                                            -------                  -------
   Net cash used in financing activities  . . . . . . . . . . . . .          (7,052)                  (7,462)
                                                                            -------                  -------

Net Increase in Cash and Cash Equivalents . . . . . . . . . . . . .             630                    1,137
Cash and Cash Equivalents   - Beginning of period . . . . . . . . .          41,142                   46,032
                                                                            -------                  -------

Cash and Cash Equivalents   - End of period . . . . . . . . . . . .         $41,772                  $47,169
                                                                            =======                  =======

Supplemental Cash Flow Information:

   Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . .         $ 4,944                  $ 5,470
   Income taxes paid, net . . . . . . . . . . . . . . . . . . . . .         $   193                  $   255


           See Notes to Condensed Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The condensed consolidated financial statements include the accounts of National Convenience Stores Incorporated and its wholly-owned subsidiaries (the "Company"), with all significant intercompany accounts and transactions eliminated in consolidation. The financial information presented for the interim periods is unaudited and the interim periods' operating results are not necessarily indicative of the results to be expected for the full fiscal year. The interim period financial statements reflect all adjustments which are, in the opinion of Management, of a normal recurring nature and necessary for a fair presentation of financial position as of December 31, 1994, the results of operations for the three and six months ended December 31, 1994 and 1993 and the cash flows for the six months ended December 31, 1994 and 1993. Certain prior year amounts have been reclassified to conform to the current year presentation.

With respect to the unaudited condensed consolidated financial information of the Company as of December 31, 1994, Deloitte & Touche LLP has performed a review (in accordance with standards established by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate review report appearing herein.

Significant Accounting Policies - Reference is made to the Notes to Consolidated Financial Statements appearing in the Company's 1994 Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

Earnings per Share - The earnings per share computations are based upon income applicable to common shares and the average number of common and common stock equivalents outstanding for the period. For the three and six months ended December 31, 1994, both primary and fully diluted earnings per share were computed using 6,050,000 weighted average common shares outstanding during the periods. Common stock equivalents were not included in the calculations as their inclusion would have been antidilutive.

For the three and six months ended December 31, 1993, the weighted average number of common and common stock equivalents used in computing primary earnings per share was 6,274,000 and 6,271,000, respectively. The common and common stock equivalents used in the fully diluted earnings per share calculation for the three and six months ended December 31, 1993 were 6,316,000 and 6,318,000, respectively.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



2.  INCOME TAXES

On March 15, 1994, the Company filed its federal income tax return for the year ended June 30, 1993, which reflected net operating loss carryforwards of $55.8 million plus tax credits of $7.1 million. The net operating losses expire in varying amounts in fiscal years 2003 to 2007; the tax credits expire in fiscal years 2000 to 2009. These figures reflect the adjustments required by Section 382 of the Internal Revenue Code after an ownership change in the Company's stock. Section 382 will also require the Company to reduce the tax basis of its assets by approximately $40.0 million. An ownership change is defined as occurring when, during any three year period, the Company's 5% shareholders (as defined in the Internal Revenue Code) increase their ownership in the Company's stock by more than 50 percentage points. The Plan of Reorganization, adopted with the Company's emergence from bankruptcy on March 9, 1993, resulted in an ownership change since substantially all of the new stock was issued to the creditors of the Company.

As of December 31, 1994, the net operating loss carryforward is estimated to have been reduced to $19.8 million as a result of the application of the carryforward losses to reduce current taxable income. The Company expects the remaining net operating loss carryforwards, tax credits and other tax attributes to be available to offset future income tax payments, subject to applicable limits. However, should a second ownership change occur within two years of the first ownership change, all of the remaining pre-confirmation net operating loss carryforwards, tax credits and other tax attributes would be eliminated. The Plan of Reorganization provided for the Company's Restated Certificate of Incorporation dated March 9, 1993 to contain restrictions through June 30, 1996 on the transfer of stock to the reorganized company's 5% stockholders (as defined in the Plan of Reorganization) or those that would become 5% stockholders as a result of the purported transfer.

In the opinion of Management, adequate provision has been made for income taxes, and any adjustments which have been or may be determined to be necessary will not materially affect the Company's financial position.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



3.  DEBT

As of December 31, 1994 and June 30, 1994, long-term debt consisted of the following (dollars in thousands):

                                                                December 31, 1994          June 30, 1994
                                                                -----------------          -------------

   Term Loan, due 2000  . . . . . . . . . . . . . . . . . . . .      $ 49,232                 $ 53,578
   Revolving Credit Agreement . . . . . . . . . . . . . . . . .             -                        -
   Letter of Credit Agreement, due 2000 . . . . . . . . . . . .             -                        -
   Mortgage notes on real estate, due 2003  . . . . . . . . . .        58,905                   59,586
   Other notes payable, due through 2000  . . . . . . . . . . .         5,493                    5,915
                                                                     --------                 --------
                                                                      113,630                  119,079

      Less: Amounts due within one year                                12,222                   12,103
                                                                     --------                 --------
                                                                     $101,408                 $106,976
                                                                     ========                 ========

Revolving Credit Agreement - The Revolving Credit Agreement provides for the borrowing and/or issuance of letters of credit in the aggregate of up to $8.0 million, increasing to $11.0 million during the period from November 1 through May 1 of each year. The Revolving Credit Agreement requires that, during each fiscal year, the Company pay off all outstanding cash borrowings thereunder for a period of 30 consecutive days. The Company had no outstanding borrowings during the six months ended December 31, 1994 and has therefore satisfied this requirement for fiscal 1995. Letter of credit issuances cannot exceed $8.0 million and cash borrowings are limited to the commitment limit less letters of credit outstanding. Cash borrowings under the Revolving Credit Agreement bear interest at 1% above the prime rate of the Lender. Any remaining outstanding principal balance becomes due and payable on September 30, 1995.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Below is a table illustrating primary financial ratios and coverage tests ("Covenants") as of December 31, 1994 associated with the Company's long-term bank debt instruments (all amounts, excluding ratios, are in thousands):

                                                                          Required                   Actual
                                                                         ----------                ----------
Current Ratio (minimum) . . . . . . . . . . . . . . . . . . . .                90%                     109%
Total Borrowed Funds to Consolidated
   Net Worth (maximum)  . . . . . . . . . . . . . . . . . . . .               418%                     303%
Total Liabilities to Consolidated
   Net Worth (maximum)  . . . . . . . . . . . . . . . . . . . .               360%                     282%
Consolidated Net Worth (minimum)  . . . . . . . . . . . . . . .           $61,400                  $77,509
Interest Coverage Ratio (minimum) . . . . . . . . . . . . . . .               230%                     275%
Consolidated Fixed Charge Coverage
   Ratio (minimum)  . . . . . . . . . . . . . . . . . . . . . .               107%                     112%
EBITDA (minimum for latest 4 quarters)  . . . . . . . . . . . .           $27,300                  $27,370
Capital Expenditure (maximum for
   the quarter)   . . . . . . . . . . . . . . . . . . . . . . .           $15,225                  $14,000



Covenants noted above are computed as defined in the Company's long-term bank debt instrument agreements. At December 31, 1994, the Company was in compliance with such Covenants.

Under the terms of certain of the Company's long-term bank debt agreements, the Company cannot pay cash dividends on its Common Stock or purchase any treasury stock. In addition, the Company's long-term bank debt agreements limit fiscal 1995 capital expenditures and environmental remediation expenses to excess cash flow, as defined therein, not to exceed $20.3 million. For fiscal 1995, the Company expects to expend approximately $30 million for environmental remediation and for capital improvements, including upgrading store security systems, installing state-of-the-art sales and inventory management systems, remodeling existing stores and constructing a new prototype store. The Company is currently negotiating a new long-term credit facility in order to facilitate such capital and environmental remediation expenses. The outcome of such negotiations cannot be determined at this time.

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

5.  COMMITMENTS AND CONTINGENCIES

The operation and ownership of underground gasoline storage tanks ("USTs") are subject to federal, state and local laws and regulations.

The Environmental Protection Agency ("EPA") has issued regulations, including the 1988 amendment to the Resource Conservation and Recovery Act, that establish requirements for (i) maintaining leak detection methods and equipment, (ii) upgrading USTs, (iii) taking corrective action in response to leaks, (iv) closing USTs to prevent future leaks, (v) keeping appropriate records, and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from leaks. These regulations also empower states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. In order to ensure compliance with the federal and state environmental laws, the Company has developed a comprehensive gasoline storage and dispensing plan. During fiscal 1993, the Company refined the plan such that its primary focus is presently on upgrading gasoline dispensing equipment in accordance with upcoming deadlines imposed by regulatory authorities and on providing for the clean-up of existing and future contaminated sites. The gasoline plan generally covers all properties owned by the Company, leases assumed pursuant to the terms of the Plan of Reorganization, and properties leased thereafter. Management believes that its existing gasoline storage and dispensing procedures and planned capital expenditures will continue to keep the Company in compliance with all current federal and state environmental regulations.

Pursuant to the above-mentioned laws and regulations, the Company expended $3.8 million during the first six months of fiscal 1995 and expects to expend an additional $900,000 for minor testing and improvements during the last six months of the fiscal year. In addition, Management believes that it has allocated sufficient resources in its long-term capital budget

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


to comply with the improvements required by EPA regulations to be completed by the end of 1998.

The majority of the Company's environmental remediation expenditures relate to the clean-up of contaminated soil caused by leaking underground gasoline
storage tanks and underground piping systems.   At December 31, 1994 and June
30, 1994, the remediation liability totalled $21.6 million and $21.8 million, respectively. The actual cost of remediating contaminated sites and removing tanks may be substantially lower or higher than that accrued due to the difficulty in estimating such costs and due to potential changes in the status of regulations and state reimbursement programs. The Company does not believe that any such amount below or in excess of that accrued can be reasonably estimated.

The states in which the Company operates, or has previously operated, have established trust funds for the reimbursement of costs related to certain remediation activities. The Company has filed or expects to file claims aggregating approximately $5.5 million with the states to recover a portion of the funds which it has expended or expects to expend on remediation activities.

The Company is required by state regulations to maintain evidence of financial responsibility for taking corrective action on remediation activities. In order to be in compliance with these requirements, the Company has successfully established that it is self-insured with the Texas Natural Resource Conservation Commission.

Reference is made to Note 11 of the Notes to Consolidated Financial Statements appearing in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company earned $1.6 million, or 27 cents per share, for the second quarter of fiscal 1995, as compared to net earnings of $1.5 million, or 24 cents per share, for the same period last year. The increase in net earnings for the current three month period was primarily due to the increase in gasoline gross profits. The current quarter earnings were impacted by consulting and other non-recurring expenses of $1.1 million ($677,000, or 11 cents per share, on an after-tax basis) in fiscal year 1995 related to the installation of integrated state-of-the-art sales and inventory management systems designed to enhance and redefine the Company's focus on customer service and employee effectiveness, coupled with increased labor costs of approximately $1.0 million ($620,000, or 10 cents per share, on an after-tax basis) related to the addition of approximately 600 full-time employees to improve customer service.

The Company earned $2.8 million, or 46 cents per share, for the first six months of fiscal 1995, as compared to net earnings of $6.2 million, or $1.00 per share, for the same period last year. The decrease in net earnings for the current six month period was primarily due to lower merchandise gross profits, along with the impact of consulting and other non-recurring expenses of $2.8 million ($1.8 million, or 29 cents per share, on an after-tax basis) in fiscal year 1995 related to the installation of integrated state-of-the-art sales and inventory management systems designed to enhance and redefine the Company's focus on customer service and employee effectiveness, coupled with increased labor costs of approximately $2.0 million ($1.2 million, or 20 cents per share, on an after-tax basis) related to the addition of approximately 600 full-time employees to improve customer service.

The following table sets forth selected information regarding the results of the Company's operations during the three and six months ended December 31, 1994 and 1993:

                                                Three Months Ended                   Six Months Ended
                                                    December 31,                        December 31,
                                            ----------------------------           ----------------------
                                             1994                 1993              1994           1993
                                            -------              -------           -------        -------
Merchandise sales (millions)  . . . .        $122.9              $123.1            $256.5         $262.4
Merchandise gross profit margin . . .          34.0%               34.4%             33.9%          34.5%
Merchandise gross profit (millions) .        $ 41.8              $ 42.3            $ 86.9         $ 90.5

Gasoline sales (millions) . . . . . .        $ 97.6              $ 90.6            $199.3         $185.6
Gasoline gross profit margin  . . . .          16.2%               15.1%             15.2%          15.3%
Gasoline gross profit (millions)  . .        $ 15.8              $ 13.7            $ 30.2         $ 28.4

Total sales (millions)  . . . . . . .        $220.5              $213.7            $455.8         $448.0
Average gross profit margin . . . . .          26.1%               26.2%             25.7%          26.5%
Total gross profit (millions) . . . .        $ 57.6              $ 56.0            $117.1         $118.9

Average number of stores  . . . . . .           704                 717               706            718

Average sales per store (thousands):
   Merchandise  . . . . . . . . . . .        $174.6              $171.7            $363.3         $365.5
   Gasoline . . . . . . . . . . . . .         138.6               126.4             282.3          258.5
                                             ------              ------            ------         ------
     Total  . . . . . . . . . . . . .        $313.2              $298.1            $645.6         $624.0

Gasoline gallons sold (millions)  . .          92.1                91.1             186.0          183.9
Average gasoline gallons sold per gas
 store (thousands)  . . . . . . . . .         146.7               146.9             293.8          296.1



Three Months Ended December 31, 1994 Compared to the Three Months Ended December 31, 1993:

Sales and Gross Profits - Merchandise sales remained relatively constant at $122.9 million for the three months ended December 31, 1994 as compared to $123.1 million for the corresponding three month period ended December 31, 1993. On a same-store basis, merchandise sales increased $2.9 million, or 3%, primarily due to increased Texas Lottery commission revenues and increased
sales of soft drinks and beer.   Such increase was offset, however, by a $3.1
million reduction in merchandise sales due to stores that closed since the prior period and a lower volume of merchandise sold by the Texas stores acquired in the April 29, 1994 transaction with The Circle K Corporation ("Circle K Transaction") as compared to the California and Georgia stores divested in the same transaction.

Merchandise gross profits decreased $0.5 million, or 1%, in the second quarter
of fiscal 1995 as compared to the second quarter of the prior year.   The
decrease in merchandise gross profits
was primarily attributable to a decrease in gross profits of $ 1.2 million from stores that have been closed since the earlier period and a decrease in gross profits from the Texas stores acquired in the Circle K Transaction as compared
to the California and Georgia stores divested in the same transaction.   Such
decrease was substantially offset by a $0.7 million increase in same-store gross profits primarily due to increased Texas Lottery commission revenues and increased gross profits from the sales of soft drinks and beer. Merchandise gross profit margins decreased 0.4 percentage points from 34.4% in the second quarter of fiscal 1994 to 34.0% in the second quarter of fiscal 1995 primarily due to decreased gross profit margins on coffee, refrigerated juices and soft
drinks.   Merchandise gross profit margins from same-store sales also decreased
0.2 percentage points when compared to the prior period for the aforementioned reason.

Gasoline sales increased $7.0 million during the second quarter of fiscal 1995 as compared with the same quarter of the previous year due primarily to a 7% increase in the average retail selling price of gasoline coupled with a 1% increase in gasoline sales volumes. Gasoline sales volumes on a same-store sales basis increased 8% from the same period last year, offset in part by a 27% decrease in gasoline sales volumes from the Texas stores acquired in the Circle K Transaction as compared to the California and Georgia stores divested in the same transaction. The gasoline sales volume increase resulted primarily from the Company's continued emphasis on a volume growth strategy combined with the positive impact from the updating of gasoline facilities in the Dallas/Fort Worth market.

Gasoline gross profits increased $2.1 million in the second quarter of fiscal 1995 as compared to the same period of fiscal 1994, primarily due to higher than average gasoline margins and increased sales volumes during the current quarter when compared to the margins and sales volumes during the same quarter of the prior year. Gasoline gross profit margins on a volume basis averaged
17.2 cents per gallon for the second quarter of fiscal 1995 as compared to 15.0 cents per gallon for the same period of the prior year. The increase in margin is primarily due to the seasonal decline in the cost of gasoline in the wholesale market during the current quarter with retail prices remaining at relatively high levels.

An analysis of merchandise sales, gasoline sales and gasoline sales volumes follows (amounts in millions):

                                                                                    Three Months Ended
                                                                                        December 31,
                                                                              ------------------------------
                                                                                 1994                 1993
                                                                              ----------           ---------

Merchandise Sales:
  Same-stores (a) . . . . . . . . . . . . . . . . . . . . . . . . . .            $109.1               $106.2
  New stores (b)  . . . . . . . . . . . . . . . . . . . . . . . . . .              13.3                    -
  Stores closed or sold (b) . . . . . . . . . . . . . . . . . . . . .                .5                 16.9
                                                                                 ------               ------
                                                                                 $122.9               $123.1
                                                                                 ======               ======

Gasoline Sales:
  Same-stores (a) . . . . . . . . . . . . . . . . . . . . . . . . . .            $ 85.2               $ 74.4
  New stores (b)  . . . . . . . . . . . . . . . . . . . . . . . . . .              12.3                    -
  Stores closed or sold (b) . . . . . . . . . . . . . . . . . . . . .                .1                 16.2
                                                                                 ------               ------
                                                                                 $ 97.6               $ 90.6
                                                                                 ======               ======

Gasoline Gallons:
  Same-stores (a) . . . . . . . . . . . . . . . . . . . . . . . . . .              80.5                 74.6
  New stores (b)  . . . . . . . . . . . . . . . . . . . . . . . . . .              11.5                    -
  Stores closed or sold (b) . . . . . . . . . . . . . . . . . . . . .                .1                 16.5
                                                                                 ------               ------
                                                                                   92.1                 91.1
                                                                                 ======               ======


(a) Represents the 615 stores (541 of which sell gasoline) which opened prior to July 1, 1993 and continued to operate through December 31, 1994.

(b) Includes the 88 stores acquired ("New stores") and the 80 stores divested ("Stores closed or sold") in the April 29, 1994 transaction with The Circle K Corporation (see Note 4 of the Notes to Condensed Consolidated Financial Statements).


Operating Expenses - Operating expenses increased $0.9 million, or 2%, in the second quarter of fiscal 1995 as compared with the same period of fiscal 1994 primarily due to increased salary costs of $1.2 million, primarily related to higher wages and increased staffing levels resulting from the Company's efforts to improve customer service, along with $0.7 million of increases in other
miscellaneous operating costs.   These increases are partially offset by a $0.9
million decrease in depreciation expense due to the retirement of assets. The Company expects the increased salary costs (on a year-over-year basis) to continue through the end of fiscal 1995. Management continuously reviews the results that increased staffing levels have on operating profits to determine the merit of continuing the programs underlying the increased salary costs.

General and Administrative Expenses - General and administrative expenses for the quarter ended December 31, 1994, increased $1.1 million, or 12%, from the corresponding quarter for the prior year period, primarily due to an increase in consulting fees and other related expenses of $1.0 million associated with the program to enhance and redefine the Company's focus on customer service and employee effectiveness.

Interest Expense - Interest expense decreased $295,000 in the second quarter of fiscal 1995 as compared to the corresponding period of the prior year primarily due to the decrease in debt outstanding between the periods.

Interest Income - Interest income increased $193,000 in the second quarter of fiscal 1995 as compared to the prior year period primarily due to interest earned from higher rates on short-term investments.

Income Tax Expense - The effective income tax rate of the Company for the three months ended December 31, 1994 and 1993 differs from the federal statutory rate primarily because of state income taxes and the inability to deduct for income tax purposes the amortization of Reorganization Value in Excess of Amounts Allocable to Identifiable Assets, offset in part by targeted jobs tax credits.

Seasonality - Sales and gross profits for the quarter ended December 31, 1994 are not necessarily indicative of the entire fiscal year. The convenience store industry in the Company's market typically experiences higher sales and gross profits during the summer months than during the winter months. Historically, the Company has achieved higher earnings in the first and fourth quarters of its fiscal year, as compared to its second and third quarters.

Inflation - The Company believes inflation has not had a material effect on its results of operations in recent years. However, the Company has experienced short-term fluctuations in its gasoline gross profit margins, both positive and negative, as a result of changing market conditions for the supply and demand of gasoline.

Six Months Ended December 31, 1994 Compared to the Six Months Ended December 31, 1993:

Sales and Gross Profits - Merchandise sales decreased $5.9 million, or 2%, to $256.5 million for the six months ended December 31, 1994 as compared to $262.4
million for the corresponding six month period ended December 31, 1993.   The
Company's merchandise sales decreased by $6.5 million during the first six months of fiscal 1995 as compared to the year earlier period due to stores that closed since the prior period combined with a decrease in the sales made by the Texas stores acquired in the Circle K Transaction as compared to the California and Georgia stores divested in the same transaction. On a same-store basis, merchandise sales increased $0.6 million, primarily due to increased Texas Lottery commission revenues.

Merchandise gross profits decreased $3.6 million, or 4%, in the first six
months of fiscal 1995 as compared to the same period in the prior year.   The
decrease in merchandise gross profits was primarily attributable to a decrease in gross profits of $2.8 million from stores that have closed since the prior period coupled with a decrease in gross profits from the Texas stores acquired in the Circle K Transaction as compared to the California and Georgia stores divested in the same transaction. In addition, same-store gross profits decreased $0.8 million primarily due to reduced gross profits from the sales of fountain drinks, coffee and refrigerated juices. Merchandise gross profit margins decreased 0.6 percentage points from 34.5% in the first six months of fiscal 1994 to 33.9% in the first six months of fiscal 1995 for the
aforementioned reasons.   Merchandise gross profit margins from same-store
sales remained relatively constant with those of the prior year.

Gasoline sales increased $13.7 million during the first six months of fiscal 1995 as compared with the same period of the previous year due primarily to a 6% increase in the average retail selling price of gasoline coupled with a 1% increase in gasoline sales volumes. Gasoline sales volumes on a same-store sales basis increased 8% from the same period last year, offset in part by a 26% decrease in gasoline sales volumes from the Texas stores acquired in the Circle K Transaction as compared to the California and Georgia stores divested in the same transaction. The gasoline sales volume increase resulted primarily from the Company's continued emphasis on a volume growth strategy combined with the positive impact from the updating of gasoline facilities in the Dallas/Fort Worth market.

Gasoline gross profits increased $1.8 million in the six months ended December 31, 1994 as compared to the same period of the prior year, primarily due to higher gasoline margins and increased sales volumes during the current period when compared to the margins and sales volumes during the same period of the prior year. Gasoline gross profit margins on a volume basis averaged 16.2 cents per gallon for the six months ended December 31, 1994 as compared to 15.4 cents per gallon for the same period of the prior year. The increase in margin is primarily due to the seasonal decline in the cost of gasoline in the wholesale market during September 1994 and continuing through December 1994 with retail prices remaining at relatively high levels.

An analysis of merchandise sales, gasoline sales and gasoline sales volumes follows (amounts in millions):

                                                                                    Six Months Ended
                                                                                       December 31,
                                                                              ------------------------------
                                                                                 1994                1993
                                                                              ----------           ---------

Merchandise Sales:
  Same-stores (a) . . . . . . . . . . . . . . . . . . . . . . . . . .            $227.2               $226.6
  New stores (b)  . . . . . . . . . . . . . . . . . . . . . . . . . .              27.8                    -
  Stores closed or sold (b) . . . . . . . . . . . . . . . . . . . . .               1.5                 35.8
                                                                                 ------               ------
                                                                                 $256.5               $262.4
                                                                                 ======               ======

Gasoline Sales:
  Same-stores (a) . . . . . . . . . . . . . . . . . . . . . . . . . .            $173.9               $153.1
  New stores (b)  . . . . . . . . . . . . . . . . . . . . . . . . . .              25.0                    -
  Stores closed or sold (b) . . . . . . . . . . . . . . . . . . . . .                .4                 32.5
                                                                                 ------               ------
                                                                                 $199.3               $185.6
                                                                                 ======               ======

Gasoline Gallons:
  Same-stores (a) . . . . . . . . . . . . . . . . . . . . . . . . . .             162.6                151.1
  New stores (b)  . . . . . . . . . . . . . . . . . . . . . . . . . .              23.1                    -
  Stores closed or sold (b) . . . . . . . . . . . . . . . . . . . . .                .3                 32.8
                                                                                 ------               ------
                                                                                  186.0                183.9
                                                                                 ======               ======


(a) Represents the 615 stores (541 of which sell gasoline) which opened prior to July 1, 1993 and continued to operate through December 31, 1994.

(b) Includes the 88 stores acquired ("New stores") and the 80 stores divested ("Stores closed or sold") in the April 29, 1994 transaction with The Circle K Corporation (see Note 4 of the Notes to Condensed Consolidated Financial Statements).


Operating Expenses - Operating expenses increased $1.8 million, or 2%, in the first six months of fiscal 1995 as compared with the same period of fiscal 1994, primarily due to increased salary costs of $2.5 million related to higher wages and increased staffing levels resulting from the Company's efforts to improve customer service, along with $1.3 million of increases in other miscellaneous operating costs. These increases are partially offset by a $1.6 million decrease in depreciation expense due to the retirement of assets and a $0.7 million decrease in advertising expense as a result of fewer promotions supported by advertising. The Company expects the increased salary costs (on a year-over-year basis) to continue through the end of fiscal 1995. Management continuously reviews the results the increased staffing levels have on operating profits to determine the merit of continuing the programs underlying the increased salary costs.

General and Administrative Expenses - General and administrative expenses for the six months ended December 31, 1994 increased $2.8 million, or 14.9%, from the corresponding period for the prior year, primarily due to increased consulting fees and other related expenses of $2.7 million associated with the program to enhance and redefine the Company's focus on customer service and employee effectiveness.

Interest Expense - Interest expense decreased $663,000 in the first six months of fiscal 1995 as compared to the corresponding period of the prior year primarily due to the decrease in debt outstanding between the periods.

Interest Income - Interest income increased $329,000 in the first six months of fiscal 1995 as compared to the prior year period primarily due to interest earned from higher rates on short-term investments.

Income Tax Expense - The effective income tax rate of the Company for the six months ended December 31, 1994 and 1993 differs from the federal statutory rate primarily because of state income taxes and the inability to deduct for income tax purposes the amortization of Reorganization Value in Excess of Amounts Allocable to Identifiable Assets, offset in part by targeted jobs tax credits.

Seasonality - Sales and gross profits for the six months ended December 31, 1994 are not necessarily indicative of the entire fiscal year. The convenience store industry in the Company's market typically experiences higher sales and gross profits during the summer months than during the winter months. Historically, the Company has achieved higher earnings in the first and fourth quarters of its fiscal year, as compared to its second and third quarters.

Inflation - The Company believes inflation has not had a material effect on its results of operations in recent years. However, the Company has experienced short-term fluctuations in its gasoline gross profit margins, both positive and negative, as a result of changing market conditions for the supply and demand of gasoline.

LIQUIDITY AND CAPITAL RESOURCES

Key balance sheet figures and ratios are presented in the table below (all amounts, excluding ratios are in millions):


                                                                  December 31, 1994              June 30, 1994
                                                                  -----------------              -------------

Cash and cash equivalents (a) .........................                 $   41.8                     $ 41.1
Current assets.........................................                  $  84.6                     $ 91.0
Current liabilities....................................                  $  77.8                     $ 81.7
Current ratio..........................................                     1.09                       1.11
Inventory turn ratios (annualized):
  Merchandise..........................................                     11.2                       10.8
  Gasoline.............................................                     54.6                       54.0
Long-term debt.........................................                  $ 101.4                     $107.0
Stockholders' equity...................................                  $  77.5                     $ 74.7
Debt/Equity ratio......................................                     1.31                       1.43
Common shares outstanding..............................                      6.1                        6.1


_____________________

(a) Includes $9.1 million and $7.4 million related to the remittance of tax and lottery collections at December 31, 1994 and June 30, 1994,
     respectively, that has been reserved at the Company's option.   Also
     includes $6.2 million being held in escrow at the end of each period, pending the resolution of mortgage-related matters associated with the Circle K Transaction completed April 29, 1994.



Liquidity - Working capital totalled $6.8 million at December 31, 1994 and $9.3 million at June 30, 1994. Cash and cash equivalents were $41.8 million and $41.1 million at December 31, 1994 and June 30, 1994, respectively. The $700,000 increase in cash is primarily the result of cash generated by operations combined with proceeds from the sale of assets, mostly offset by quarterly debt payments, capital expenditures and the payment of reorganization-related professional fees.

Cash provided by operating activities totalled $18.6 million and $13.6 million for the six months ending December 31, 1994 and 1993, respectively. The increase in the six months of fiscal 1995 cash provided by operating activities versus the prior year period is primarily due to the timing of working capital items partially offset by lower operating earnings and the $1.9 million payment of substantially all remaining reorganization-related professional fees. Of the $2.0 million and $3.9 million recorded as income tax expense for the six months ended December

31, 1994 and 1993, $330,000 and $330,000, respectively, were payable in the year reported, with the remainder reducing the deferred tax asset account as a result of the utilization of net operating losses. Operating earnings before interest, income taxes, depreciation, amortization and other non-recurring items ("EBITDA") amounted to $15,750,000, or $3,718 per store per month in the six months of fiscal 1995, compared to $23,598,000 or $5,478 per store per month in the same period of fiscal 1994. EBITDA is presented to provide additional information about the Company's ability to meet its future debt service, capital expenditures and working capital requirements and should not be construed as a substitute for earnings from operations or as a better indicator of liquidity than cash flow from operating activities. The decrease in EBITDA is due principally to lower operating earnings.

During the fourth quarter of fiscal 1994, the Company began implementation of a program to enhance and redefine the Company's focus on customer service and employee effectiveness. This program is the result of an extensive review by Management and outside consultants. An integral component of the program involves the upgrading of equipment and technology through the installation of integrated state-of-the-art sales and inventory management systems. These systems will significantly automate store operations by capturing data on point-of-sale and scanning equipment. The Company initiated the program in its Dallas/Fort Worth stores during the first half of fiscal 1995 and has made approximately $10 million of capital improvements in connection with these stores, approximately two-thirds of which is associated with equipment financed through operating lease transactions. Additionally, the Company has expended approximately $4.8 million in consulting and other related expenses in connection with the program, of which $2.0 million and $2.8 million were incurred in fiscal 1994 and the first six months of fiscal 1995, respectively. An additional $3.4 million has been expended for software development costs required for the overall program's implementation. The costs associated with the program have been and will be funded by cash generated from operations as well as cash on hand.

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

Management continually evaluates the profitability of its open stores taking into consideration the cost/benefit justification for investment required for upgrading equipment and technology through the installation of state-of-the-art inventory management system and Stage II Vapor Recovery environmental expenditures. Based on this evaluation, Management plans to divest stores that do not qualify under this investment criteria. The Company completed the sale of seven stores in the second quarter of fiscal 1995 and has signed an agreement to sell an additional 15 stores, which transaction is expected to be completed by March 31, 1995. The Company anticipates it will divest approximately 20 additional stores in the third quarter of fiscal

1995. The Company does not expect to incur a loss in connection with these planned store divestures.

The Company has historically maintained a portfolio of surplus and excess real estate properties in anticipation of expansion. During the period of Chapter 11 bankruptcy reorganization, the Company eliminated its new store development program and began selling parcels of surplus real estate. Net proceeds from such sales, and any sales in the future, are generally required to be applied against mortgage or long-term bank debt. As of December 31, 1994, 44 parcels of surplus real estate were held by the Company.

Insurance liabilities totalled $19.8 million and $17.5 million at December 31, 1994 and June 30, 1994, respectively. The liabilities were increased for accruals of $7.9 million and decreased for payments of $5.6 million during the period ended December 31, 1994.

Because substantially all of the Company's sales are for cash and because total inventories are converted to cash approximately once a month, the Company considers its cash flows adequate to satisfy its daily working capital requirements. However, in order to further enhance its liquidity, the Company has a Revolving Credit Agreement which provides for the borrowing and/or issuance of letters of credit in the aggregate of up to $8.0 million, increasing to $11.0 million during the period from November 1 through May 1 of each year. The Revolving Credit Agreement requires that, during each fiscal year, the Company pay off all outstanding cash borrowings thereunder for a period of 30 consecutive days. The Company had no outstanding borrowings during the period ended December 31, 1994 and has therefore satisfied this requirement for fiscal 1995. Letter of credit issuances cannot exceed $8.0 million and cash borrowings are limited to the commitment limit less letters of credit outstanding. The facility terminates on September 30, 1995. At December 31, 1994, no borrowings or letters of credit were outstanding under this facility.

Capital Resources - The Company incurred $13.6 million of capital expenditures through December 31, 1994 compared to $6.0 million for the corresponding period of the prior fiscal year. During the first six months of fiscal 1995, the capital expenditures consisted of $5.4 million associated with the implementation of the Company's new customer service program (discussed above), $4.9 million of gasoline dispensing equipment and installation of underground piping required to comply with environmental laws (the "Stage II Vapor Recovery Equipment"), $1.4 million in equipment replacement and store improvements, $0.9 million on signage and security for the acquired Circle K stores and $1.0 million on miscellaneous projects.

The Company's long-term bank debt agreement contains limits on the amount of capital expenditures and environmental remediation expenses the Company can incur. For fiscal 1995 the Company's long-term bank debt agreements limit capital expenditures/remediation to excess cash flow, as defined, not to exceed $20.3 million. The Company anticipates it will incur capital expenditures/remediation as required by environmental regulations, along with upgrading store security systems, installation of state-of-the-art sales and inventory management systems, store remodels, new store construction and equipment replacement which could total up to $30.0 million. The Company is currently negotiating a new long-term credit facility in order to facilitate such capital expenditures/remediation noted above. The outcome of such negotiations cannot be determined at this time.

Under the terms of certain of the Company's long-term bank debt agreements, the Company cannot pay cash dividends on its Common Stock or purchase any treasury stock. For a discussion of certain financial ratios and coverage tests as of December 31, 1994 associated with the Company's long-term bank debt instruments, see Note 3.

During the six months ended December 31, 1994, long-term debt decreased by $5.6 million primarily as a result of principal payments and the application of proceeds from asset sales.

The Company's environmental remediation exposure is related primarily to the clean up of contaminated soil caused by leaking underground gasoline storage tanks and underground piping systems. The Company spent $424,000 in the first six months of fiscal 1995 on environmental remediation activities as compared to $839,000 in the same period of fiscal 1994. The Company's environmental remediation liability totalled $21.6 million and $21.8 million at December 31, 1994 and June 30, 1994, respectively. The actual cost of remediating contaminated sites and removing tanks may be substantially lower or higher than that accrued due to the difficulty in estimating such costs and due to potential changes in the status of regulations and state reimbursement programs. The Company does not believe that any such amount below or in excess of that accrued can be reasonably estimated.

The states in which the Company operates, or has previously operated, have established trust funds for the reimbursement of costs related to certain remediation activities. The Company has filed or expects to file claims aggregating approximately $5.5 million with the states to recover a portion of the funds which it has expended or expects to expend on remediation activities.

On March 15, 1994, the Company filed its federal income tax return for the year ended June 30, 1993, which reflected net operating loss carryforwards of $55.8 million plus tax credits of $7.1 million. The net operating losses expire in varying amounts in fiscal years 2003 to 2007 and the tax credits expire in fiscal years 2000 to 2009. These figures reflect the adjustments required by
Section 382 of the Internal Revenue Code after an ownership change in the Company's stock. Section 382 will also require the Company to reduce the tax basis of its assets by approximately $40.0 million. An ownership change is defined as occurring when, during any three year period, the Company's 5% shareholders (as defined in the Internal Revenue Code) increase their ownership in the Company's stock by more than 50 percentage points. The Plan of Reorganization resulted in an ownership change since substantially all of the new stock was issued to the creditors of the Company.

As of December 31, 1994, the net operating loss carryforward is estimated to have been reduced to $19.8 million as a result of the application of the losses to reduce taxable income. The Company expects the remaining net operating losses, tax credits and other tax attributes to be available to offset future income tax payments, subject to applicable limits. However, should a second ownership change occur within two years of the first ownership change, all of the remaining pre-confirmation net operating losses, tax credits and other tax attributes would be eliminated. The Plan of Reorganization provided for the Company's Restated Certificate of Incorporation dated March 9, 1993 to contain restrictions through June 30, 1996 on the transfer of stock to the reorganized company's 5% stockholders (as defined in the Plan of Reorganization) or those that would become 5% stockholders as a result of the purported transfer.

Risks and Uncertainties - A substantial portion of the Company's revenues are derived from products (i.e., gasoline, tobacco and alcoholic beverages) subject to excise taxes imposed by federal and state authorities. Numerous proposals have been made recently that would result in increased excise taxes on certain
of these products.   While the Company cannot predict whether the tax proposals will become law, similar previous tax increases on such products have generally had a negative impact on the sales and results of operations of the Company. Additionally, numerous governmental entities are considering various regulations related to the sale of tobacco products which, if implemented, could adversely affect the sales and results of operations of the Company.

The Company's environmental remediation exposure is related primarily to the clean up of contaminated soil caused by leaking underground gasoline storage tanks and underground piping systems. The Company is subject to additional regulatory matters including environmental capital commitments and environmental remediation. The actual cost of remediating contaminated sites and removing tanks may be substantially lower or higher than the related accrued liabilities.

World gasoline markets have historically been subject to periods of sudden and extreme volatility as a result of changing supply and demand conditions for crude oil and gasoline. The Company's liquidity and gross profits could be adversely affected in the future should such conditions occur, and such adverse effects could be significant.

The Clinton Administration and many members of the Congress have proposed various legislative measures to change existing health care programs and the minimum wage. Due to the labor intensive nature of the convenience store business, any legislation or regulation which increases the Company's labor costs could have a significant adverse effect on the results of operations of the Company. As a result of the significant amount of uncertainty surrounding any potential changes in health care programs and the minimum wage, the Company is unable to predict the outcome of any of these proposals.

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

The Company is continuing to research and evaluate the proofs of claims received. As of January 24, 1995, 3,006 proofs of claims had been filed against the Company which had not been withdrawn and which had a stated aggregate value of approximately $355.6 million for the proofs of claim specifying amounts; numerous other proofs of claim do not specify amounts.
Of the total, 2,947 claims valued at $293.3 million had been accepted for settlement by the Company. The remaining number of claims includes other unresolved claims, including duplicate claims filed by the same claimant and also includes duplicate claims filed by separate parties for the same asserted liability. The Company considers the amounts claimed in the remaining unsettled proofs of claim to be an unreliable estimate of their liability. In the opinion of Management, certain of these claims assert unrealistic amounts of liability, are duplicate claims or have other defects. Consequently, as of January 24, 1995, the Company is continuing to prosecute objections in the Bankruptcy Court for 11 of the remaining disputed claims covering $21.5 million. Of the disputed claims, $5.9 million is the amount the Company estimates is not covered by insurance. In addition, as of January 24, 1995, 46 claims for $36.8 million had been assigned to a mediation/settlement procedure outlined in the Plan of Reorganization. The Company will continue to reconcile the scheduled claims with the claims asserted in proofs of claims and will take appropriate steps to eliminate all duplications and other inaccuracies to ensure that only valid claims are allowed by the Bankruptcy Court. This process will continue until all claims are resolved and is expected to last for an extended period of time.

The majority of outstanding disputed claims are general unsecured claims. Pursuant to the terms of the Plan of Reorganization, a total of 1,616,559 shares of Common Stock were issued to Boatmen's Trust Company ("Boatmen's") as agent for the general unsecured creditors, pending allowance of their respective claims. As of January 12, 1995, Boatmen's had allocated 968,479 shares to individual unsecured creditors and had issued the appropriate share certificates. The remaining 648,080 shares will be allocated in the future as additional general unsecured claims are allowed.

Other Litigation - There is no other litigation pending or threatened against the Company that Management believes is likely to have a material adverse effect on the financial position or the business of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1994 Annual Meeting of Shareholders on November 10, 1994 (the "Annual Meeting"). Pursuant to the Company's Plan of Reorganization, confirmed by order of the Bankruptcy Court, entered on February 25, 1993, and which became effective on March 9, 1993, a number of shares of Common Stock which were beneficially owned by certain of the Company's creditors were issued to Boatmen's, as agent for such creditors, pending determination of the number of shares properly allocable to each creditor. For the Annual Meeting, Boatmen's held 742,712 of such shares as agent, constituting approximately 12.3% of the outstanding Common Stock (the "Agent Shares"). Boatmen's attended the Annual Meeting by means of a limited proxy for the sole purpose of establishing a quorum; however, Boatmen's declined to vote any of the Agent Shares and, therefore, those shares were not counted in calculating the result of the votes taken at the Annual Meeting as described below.

The following proposals were submitted to a vote of shareholders through the solicitation of proxies:

(1) Election of two directors to serve through the 1997 Annual Meeting of shareholders:

         Robert B. Stobaugh was approved by a vote of 4,549,083, with 23,947 withheld.

         Dunbar N. Chambers, Jr. was approved by a vote of 4,548,983 with 24,047 withheld.

         In addition to the newly elected directors, the terms of Messrs. Steadman, Van Horn, Oeland, Wilde, Luellen and Sosa continued after the meeting.

(2) Ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending June 30, 1995, was made by a vote of 4,556,228 affirmative, 6,384 against and 10,418 abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         See Index to Exhibits on Page 31.

b)       Reports on Form 8-K

           None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL CONVENIENCE STORES INCORPORATED
                                            (Registrant)





Date February 13, 1995                  /s/ A. J. Gallerano
                                        ---------------------------------------
                                        A. J. Gallerano - Senior Vice President,
                                             General Counsel and Secretary





Date February 13, 1995                  /s/ Brian Fontana
                                        ---------------------------------------
                                        Brian Fontana - Vice President -
                                            Chief Financial Officer

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES


                               INDEX TO EXHIBITS

                                                                                             Page
                                                                                            Number
                                                                                            ------
EXHIBITS:


  *11(a)        Computation of primary and fully diluted earnings
                per share for the three months ended December 31,
                1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32

  *11(b)        Computation of primary and fully diluted earnings
                per share for the six months ended December 31,
                1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       33


  *27           Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . .       34





__________________

* Filed Herewith