Form 10-Q
period 1995-03-31
NATIONAL CONVENIENCE STORES INC /DE/
filed 1995-05-15
CIK 314662

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                             --------------------

                                   FORM 10-Q

                             --------------------

        /x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended March 31, 1995

                                       OR

        / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from ..........to..........

                         Commission File Number 1-7936

                    NATIONAL CONVENIENCE STORES INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                74-1361734
    -------------------------------                 -------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

                 100 Waugh Drive, Houston, Texas         77007
             ----------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

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

                               Yes /x/   No / /

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                               Yes /x/   No / /

At May 1, 1995, the number of shares of Common Stock outstanding was 6,050,075.


- --------------------------------------------------------------------------------

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
PART I.   FINANCIAL INFORMATION

    ITEM 1.  Financial Statements (unaudited):

       Independent Accountants' Review Report   . . . . . . . . . . . . . . . . . . . . . . . . .          3

       Condensed Consolidated Statements of Operations
           Three Months Ended March 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . .          4
           Nine Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . .          5

       Condensed Consolidated Balance Sheets
           March 31, 1995 and June 30, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .          6

       Condensed Consolidated Statements of Cash Flows
           Nine Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . .          7

       Notes to Condensed Consolidated Financial Statements   . . . . . . . . . . . . . . . . . .          8

    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .         13

PART II.   OTHER INFORMATION

    ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25

    ITEM 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . .         26

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




To the Shareholders and Board of Directors of National Convenience Stores Incorporated
   Houston, Texas


We have reviewed the accompanying condensed consolidated balance sheet of National Convenience Stores Incorporated and subsidiaries as of March 31, 1995, and the related statements of condensed consolidated operations and condensed consolidated cash flows for the periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's Management.

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





Deloitte & Touche LLP
Houston, Texas
May 12, 1995

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                 -----------------------------
                                                                                   1995                 1994
                                                                                 --------             --------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $213,640             $204,643

Costs and Expenses:
   Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . .                 163,217              154,114
   Operating expenses   . . . . . . . . . . . . . . . . . . . . .                  40,802               41,629
   General and administrative   . . . . . . . . . . . . . . . . .                   9,048                9,002
                                                                                 --------             --------
                                                                                  213,067              204,745
                                                                                 --------             --------

Operating Income (Loss) . . . . . . . . . . . . . . . . . . . . .                     573                 (102)

Other Income (Expense):
   Interest expense   . . . . . . . . . . . . . . . . . . . . . .                  (2,323)              (2,626)
   Interest income  . . . . . . . . . . . . . . . . . . . . . . .                     361                  312
   Gain on sale of assets   . . . . . . . . . . . . . . . . . . .                     360                    -
                                                                                 --------             --------

Loss Before Income Tax Benefit  . . . . . . . . . . . . . . . . .                  (1,029)              (2,416)

Income Tax Benefit  . . . . . . . . . . . . . . . . . . . . . . .                    (433)                (889)
                                                                                 --------             --------

Net Loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $   (596)            $ (1,527)
                                                                                 ========             ========

Loss Per Share:
   Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . .                $  (0.10)            $  (0.25)
   Fully Diluted  . . . . . . . . . . . . . . . . . . . . . . . .                   (0.10)               (0.25)

Weighted Average  Number of Shares Outstanding:
   Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   6,050                6,011
   Fully Diluted  . . . . . . . . . . . . . . . . . . . . . . . .                   6,050                6,011

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (Amounts in thousands, except per share amounts)



                                                                                        Nine Months Ended
                                                                                             March 31,
                                                                                   -----------------------------
                                                                                     1995                 1994
                                                                                   --------             --------
Sales     . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  $669,425             $652,645

Costs and Expenses:
   Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . .                   501,753              483,267
   Operating expenses   . . . . . . . . . . . . . . . . . . . . .                   127,693              127,053
   General and administrative   . . . . . . . . . . . . . . . . .                    30,589               27,426
                                                                                   --------             --------
                                                                                    660,035              637,746
                                                                                   --------             --------

Operating Income  . . . . . . . . . . . . . . . . . . . . . . . .                     9,390               14,899

Other Income (Expense):
   Interest expense   . . . . . . . . . . . . . . . . . . . . . .                    (7,103)              (8,069)
   Interest income  . . . . . . . . . . . . . . . . . . . . . . .                     1,083                  896
   Gain on sale of assets   . . . . . . . . . . . . . . . . . . .                       360                    -
                                                                                   --------             --------

Income Before Income Tax Expense  . . . . . . . . . . . . . . . .                     3,730                7,726

Income Tax Expense  . . . . . . . . . . . . . . . . . . . . . . .                     1,565                3,010
                                                                                   --------             --------

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  $  2,165             $  4,716
                                                                                   ========             ========

Earnings Per Share:
   Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  $   0.36           $     0.75
   Fully Diluted  . . . . . . . . . . . . . . . . . . . . . . . .                      0.36                 0.75

Weighted Average Number of Shares Outstanding:
   Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . .                     6,052                6,298
   Fully Diluted  . . . . . . . . . . . . . . . . . . . . . . . .                     6,052                6,309





           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except per share amounts)

                                                                                  March 31,            June 30,
                                                                                     1995                1994
                                                                                  ---------            ---------
                                                                                 (Unaudited)            (Note)
ASSETS
Current Assets:
   Cash and cash equivalents, $12,545 and $14,083
      reserved  . . . . . . . . . . . . . . . . . . . . . . . . .                 $  29,551            $  41,370
   Accounts receivable, net   . . . . . . . . . . . . . . . . . .                     3,959                5,449
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .                    36,493               39,626
   Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . .                     2,734                4,775
   Other current assets   . . . . . . . . . . . . . . . . . . . .                     4,259                4,259
                                                                                  ---------            ---------
      Total Current Assets  . . . . . . . . . . . . . . . . . . .                    76,996               95,479

Property and Equipment, net of Accumulated
   Depreciation of $22,124 and $19,215  . . . . . . . . . . . . .                   158,713              158,075

Other Assets:
   Reorganization value in excess of amounts allocable
      to identifiable assets, net   . . . . . . . . . . . . . . .                    24,278               34,542
   Deferred tax asset, net  . . . . . . . . . . . . . . . . . . .                     9,737                1,812
   Other assets, net  . . . . . . . . . . . . . . . . . . . . . .                    12,009                8,915
                                                                                  ---------            ---------
      Total Other Assets  . . . . . . . . . . . . . . . . . . . .                    46,024               45,269
                                                                                  ---------            ---------
                                                                                  $ 281,733            $ 298,823
                                                                                  =========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses  . . . . . . . . . . . .                 $  56,141            $  67,858
   Current portion of long-term debt  . . . . . . . . . . . . . .                    12,065               12,103
                                                                                  ---------            ---------
      Total Current Liabilities   . . . . . . . . . . . . . . . .                    68,206               79,961

Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . .                    94,440              107,204
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . .                    42,174               36,910

Commitments and Contingent Liabilities

Stockholders' Equity:
   Common Stock, par value $.01 per share;
      50,000,000 shares authorized; 6,050,075 and
      6,050,069 shares issued and outstanding   . . . . . . . . .                        61                   61
   Additional paid-in capital   . . . . . . . . . . . . . . . . .                    63,463               63,463
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . .                    13,389               11,224
                                                                                  ---------            ---------
      Total Stockholders' Equity  . . . . . . . . . . . . . . . .                    76,913               74,748
                                                                                  ---------            ---------
                                                                                  $ 281,733            $ 298,823
                                                                                  =========            =========


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

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                        Nine Months Ended
                                                                                             March 31,
                                                                                   ----------------------------
                                                                                     1995                1994
                                                                                   --------            --------
Cash Flows From Operating Activities:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . .                  $  2,165           $   4,716
   Adjustments to reconcile net income to
      net cash provided by operating activities:
          Depreciation and amortization . . . . . . . . . . . . .                    10,373              13,134
          Deferred income taxes . . . . . . . . . . . . . . . . .                     1,075               2,516
          Gain on sale of assets  . . . . . . . . . . . . . . . .                      (360)                  -
          Other   . . . . . . . . . . . . . . . . . . . . . . . .                       582                   -
   Changes in operating assets and liabilities, net
      of sales of stores:
          (Increase) decrease in accounts and notes
             receivable and prepaid expenses  . . . . . . . . . .                     4,405                (983)
          (Increase) decrease in inventories  . . . . . . . . . .                     2,321                (446)
          Decrease in accounts payable and
             accrued expenses . . . . . . . . . . . . . . . . . .                    (6,594)             (2,802)
          Increase in income taxes  . . . . . . . . . . . . . . .                       215                 180
                                                                                   --------            --------
      Net cash provided by operating activities   . . . . . . . .                    14,182              16,315
                                                                                   --------            --------

Cash Flows From Investing Activities:
   Capital expenditures   . . . . . . . . . . . . . . . . . . . .                   (17,944)            (10,689)
   Proceeds from sales of assets  . . . . . . . . . . . . . . . .                     4,012                  -
   Other, net   . . . . . . . . . . . . . . . . . . . . . . . . .                     2,142               1,632
                                                                                   --------            --------
      Net cash used in investing activities   . . . . . . . . . .                   (11,790)             (9,057)
                                                                                   --------            --------

Cash Flows From Financing Activities:
   Principal payments on long-term debt   . . . . . . . . . . . .                   (14,396)            (12,229)
   Other, net   . . . . . . . . . . . . . . . . . . . . . . . . .                       185                 208
                                                                                   --------            --------
      Net cash used in financing activities   . . . . . . . . . .                   (14,211)            (12,021)
                                                                                   --------            --------

Net Decrease in Cash and Cash Equivalents . . . . . . . . . . . .                   (11,819)             (4,763)
Cash and Cash Equivalents - Beginning of period . . . . . . . . .                    41,370              46,072
                                                                                   --------            --------

Cash and Cash Equivalents - End of period . . . . . . . . . . . .                  $ 29,551            $ 41,309
                                                                                   ========            ========
Supplemental Cash flow Information:

   Interest paid  . . . . . . . . . . . . . . . . . . . . . . . .                  $  7,305            $  8,042
   Income taxes paid, net   . . . . . . . . . . . . . . . . . . .                  $    276            $    315

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The condensed consolidated financial statements include the accounts of National Convenience Stores Incorporated and its wholly-owned subsidiaries (the "Company"), with all significant intercompany accounts and transactions eliminated in consolidation. The financial information presented for the interim periods is unaudited, and the interim periods' operating results are not necessarily indicative of the results to be expected for the full fiscal year. The interim period financial statements reflect all adjustments which are, in the opinion of Management, of a normal recurring nature and necessary for a fair presentation of the financial position as of March 31, 1995, the results of operations for the three and nine months ended March 31, 1995 and 1994 and the cash flows for the nine months ended March 31, 1995 and 1994. Certain prior year amounts have been reclassified to conform to the current year presentation.

With respect to the unaudited condensed consolidated financial information of the Company for the periods ended March 31, 1995, Deloitte & Touche LLP has performed a review (in accordance with standards established by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate review report appearing herein.

Significant Accounting Policies - Reference is made to the Notes to Consolidated Financial Statements appearing in the Company's 1994 Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

Earnings per Share - The earnings per share computations are based upon income applicable to the weighted average number of common and common stock equivalents outstanding for the period. For the three and nine months ended March 31, 1995, the weighted average number of common and common stock equivalents used in computing primary and fully diluted earnings (loss) per share was 6,050,000 and 6,052,000, respectively. Common stock equivalents for the three month period were not included in the calculation as their inclusion would have been antidilutive.

For the three and nine months ended March 31, 1994, the weighted average number of common and common stock equivalents used in computing primary earnings
(loss) per share was 6,011,000 and 6,298,000, respectively. The common and common stock equivalents used in the fully diluted earnings (loss) per share calculation for the three and nine months ended March 31, 1994 were 6,011,000 and 6,309,000, respectively. Common stock equivalents for the three month period were not included in the calculation as their inclusion would have been antidilutive.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




2.  INCOME TAXES

On March 15, 1995, the Company filed its federal income tax return for the year ended June 30, 1994, which reflected net operating loss carryforwards of $39.6 million plus tax credits of $7.8 million. The net operating losses expire if unused by fiscal year 2007. The tax credits expire in varying amounts if unused by fiscal years 2000 to 2009. The Company was also required to reduce the tax basis of its assets by $26.1 million. As of March 31, 1995, the net operating loss carryforward is estimated to have been reduced to $23.8 million as a result of the application of the loss carryforwards to reduce current taxable income.

The above figures reflect adjustments required by section 382 of the Internal Revenue Code after an ownership change in the Company's stock (including a $26.1 million reduction in the tax basis of the Company's assets). An ownership change is defined as occurring when, during any three year period, the Company's 5% shareholders (as defined in the Internal Revenue Code) increase their ownership in the Company's stock by more than 50 percentage points (an "Ownership Change"). The Plan of Reorganization, adopted with the Company's emergence from bankruptcy on March 9, 1993, resulted in an Ownership Change since substantially all of the new stock was issued to the creditors of the Company.

The Company expects the remaining net operating loss carryforwards, tax credit carryforwards, and other tax attributes to be available to offset future income taxes, subject to the expiration dates described above. However, should a second Ownership Change occur, the Company's use of these tax loss and credit carryforwards, and other tax attributes could be severely restricted or eliminated. The Plan of Reorganization provided for the Company's Restated Certificate of Incorporation dated March 9, 1993 to contain restrictions through June 30, 1996 on the transfer of stock to the reorganized company's 5% stockholders (as defined in the Plan of Reorganization) or those that would become 5% stockholders as a result of the purported transfer.

During the three months ended March 31, 1995, the deferred tax asset account was increased by $9 million, largely the result of the increased probability that the Company will utilize tax losses and credits before they expire. The increase in the deferred tax asset was offset by a reduction to the Reorganization Value in Excess of Amounts Allocable to Identifiable Assets.

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

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




3.  DEBT

As of March 31, 1995 and June 30, 1994, long-term debt consisted of the following (dollars in thousands):

                                                                      March 31, 1995          June 30, 1994
                                                                      --------------          -------------
   Term Loan, due 2000  . . . . . . . . . . . . . . . . .                 $ 44,593               $ 53,806
   Revolving Credit Agreement   . . . . . . . . . . . . .                        -                      -
   Letter of Credit Agreement, due 2000   . . . . . . . .                        -                      -
   Mortgage notes on real estate, due 2003  . . . . . . .                   57,019                 59,586
   Other notes payable, due through 2000  . . . . . . . .                    4,893                  5,915
                                                                          --------               --------
                                                                           106,505                119,307

      Less: Amounts due within one year   . . . . . . . .                   12,065                 12,103
                                                                          --------               --------
                                                                          $ 94,440               $107,204
                                                                          ========               ========

Covenants - Under the terms of certain of the Company's long-term bank debt agreements, the Company cannot pay cash dividends on its Common Stock or purchase any treasury stock. Additionally, such long-term bank debt agreements contain covenants whereby the Company is required to maintain certain financial ratio and coverage tests including a minimum (as defined) (i) current ratio,
(ii) interest coverage, (iii) fixed charge coverage, (iv) net worth, and (v) a maximum borrowed funds to net worth ratio. At March 31, 1995, the Company was in compliance with respect to such covenants.

In addition, the Company's long-term bank debt agreements limit fiscal 1995 capital expenditures and environmental remediation expenses to excess cash flow, as defined, not to exceed $20.3 million. The Company is currently negotiating to amend this covenant to increase the limit for capital and environmental remediation expenditures for fiscal 1995 to an amount not to exceed $30 million.

Revolving Credit Agreement - The Revolving Credit Agreement provides for the borrowing and/or issuance of letters of credit in the aggregate of up to $8.0 million, increasing to $11.0 million during the period from November 1 through May 1 of each year. The Revolving Credit Agreement requires that, during each fiscal year, the Company pay off all outstanding cash borrowings thereunder for a period of 30 consecutive days. The Company had no outstanding borrowings during the nine months ended March 31, 1995 and has therefore satisfied this requirement for fiscal 1995. Letter of credit issuances cannot exceed $8.0 million, and cash borrowings are limited to the commitment limit less letters of credit outstanding. Cash borrowings

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



under the Revolving Credit Agreement bear interest at 1% above the prime rate of the Lender. Any remaining outstanding principal balance becomes due and payable on September 30, 1995.

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

During the second and third quarters of fiscal 1995, the Company completed transactions whereby the Company sold 39 operating convenience stores, 23 in the Houston market and 16 in the Dallas/Fort Worth market, together with related inventories and equipment for cash consideration of approximately $4,012,000.

5.  COMMITMENTS AND CONTINGENCIES

The operation and ownership of underground gasoline storage tanks ("USTs") are subject to federal, state and local laws and regulations.

The Environmental Protection Agency ("EPA") has issued regulations, including the 1988 amendment to the Resource Conservation and Recovery Act, that establish requirements for (i) maintaining leak detection methods and equipment, (ii) upgrading USTs, (iii) taking corrective action in response to leaks, (iv) closing USTs to prevent future leaks, (v) keeping appropriate records, and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from leaks. These regulations also empower states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. In order to ensure compliance with the federal and state environmental laws, the Company has developed a comprehensive gasoline storage and dispensing plan. During fiscal 1993, the Company refined the plan such that its primary focus is presently on upgrading gasoline dispensing equipment in accordance with upcoming deadlines imposed by regulatory authorities and on providing for the clean-up of existing and future contaminated sites. The gasoline plan generally covers all properties owned and leased by the Company. Management believes that its existing gasoline storage and

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



dispensing procedures and planned capital expenditures will continue to keep the Company in compliance with all current federal and state environmental regulations.

Pursuant to the above-mentioned laws and regulations, the Company had capital expenditures of $4.4 million during the first nine months of fiscal 1995 and expects to expend an additional $645,000 for minor testing and improvements during the last three months of the fiscal year. In addition, Management believes that it has allocated sufficient resources in its long-term capital budget to comply with the improvements required by EPA regulations to be completed by the end of 1998.

The majority of the Company's environmental remediation expenditures relate to the clean-up of contaminated soil and groundwater caused by leaking underground gasoline storage tanks and underground piping systems. At March 31, 1995 and June 30, 1994, the remediation liability totalled $20.0 million and $20.8 million, respectively. The actual cost of remediating contaminated sites and removing tanks may be substantially lower or higher than that accrued due to the difficulty in estimating such costs and due to potential changes in the status of regulations and state reimbursement programs. The Company does not believe that any such amount below or in excess of that accrued can be reasonably estimated.

The states in which the Company operates, or has previously operated, have established trust funds for the reimbursement of costs related to certain remediation activities. The Company has filed or expects to file claims aggregating approximately $4.2 million with the states to recover a portion of the funds which it has expended or expects to expend on remediation activities. The Company believes the claims it has filed or expects to file will be paid, although collection may occur over a period of several years. Accordingly, the receivable for the aforementioned claims is included in Other Assets on the Company's balance sheet.

The Company is required by state regulations to maintain evidence of financial responsibility for taking corrective action on remediation activities. In order to be in compliance with these requirements, the Company has successfully established that it is self-insured with the Texas Natural Resource Conservation Commission.

Reference is made to Note 11 of the Notes to Consolidated Financial Statements appearing in the Company's 1994 Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company recorded net losses of $0.6 million, or 10 cents per share, for the third quarter of fiscal 1995, as compared to net losses of $1.5 million, or 25 cents per share, for the same period last year. The decrease in net losses for the current three month period was primarily due to a decrease in operating expenses of $0.8 million.

The Company earned $2.2 million, or 36 cents per share, for the first nine months of fiscal 1995, as compared to net earnings of $4.7 million, or 75 cents per share, for the same period last year. The decrease in net earnings for the current nine month period was primarily due to lower merchandise gross profits, which decline was partially offset by higher gas margins. In addition, the first nine months of fiscal 1995 include consulting and other non-recurring expenses of $3.1 million related to the installation of integrated state-of-the-art sales and inventory management systems designed to enhance and redefine the Company's focus on customer service and employee effectiveness; the comparable period in 1994 includes $0.4 million. The Company's nine months of fiscal 1995 also include increased labor costs of approximately $2.8 million related to additional full-time employees hired to improve customer service.

The following table sets forth selected information regarding the results of the Company's operations during the three and nine months ended March 31, 1995 and 1994:

                                                    Three Months Ended                  Nine Months Ended
                                                          March 31,                          March 31,
                                                ----------------------------          ----------------------
                                                  1995                1994              1995          1994
                                                -------             --------          --------      --------
Merchandise sales (millions)  . . . . . .       $115.8              $118.0             $372.3        $380.4
Merchandise gross profit margin . . . . .         33.9%               35.3%              33.9%         34.8%
Merchandise gross profit (millions) . . .       $ 39.2              $ 41.7             $126.3        $132.2

Gasoline sales (millions) . . . . . . .         $ 97.8              $ 86.7             $297.1        $272.3
Gasoline gross profit margin  . . . . . .         11.5%               10.1%              13.9%         13.7%
Gasoline gross profit (millions)  . . . .       $ 11.2              $  8.8             $ 41.4        $ 37.2

Total sales (millions)  . . . . . . . . .       $213.6              $204.7             $669.4        $652.7
Average gross profit margin . . . . . . .         23.6%               24.7%              25.1%         26.0%
Total gross profit (millions) . . . . . .       $ 50.4              $ 50.5             $167.7        $169.4

Average number of stores  . . . . . . . .          692                 714                702           717

Average sales per store (thousands):
   Merchandise  . . . . . . . . . . . . .       $167.3              $165.3             $530.3        $530.5
   Gasoline   . . . . . . . . . . . . . .        141.3               121.4              423.2         379.8
                                                ------              ------             ------        ------
      Total                                     $308.6              $286.7             $953.5        $910.3

Gasoline gallons sold (millions)  . . . .         92.8                92.5              278.8         276.4
Average gasoline gallons sold per gas
 store (thousands)  . . . . . . . . . .          151.1               149.7              444.7         445.8



Three Months Ended March 31, 1995 Compared to the Three Months Ended March 31, 1994:

Sales and Gross Profits - Merchandise sales decreased $2.2 million to $115.8 million for the three months ended March 31, 1995 as compared to $118.0 million for the corresponding three month period ended March 31, 1994. On a same-store basis, merchandise sales increased $2.6 million, or 3%, primarily due to increased sales of soft drinks and beer. Such increase was offset, however, by a $4.8 million reduction in merchandise sales due to stores that closed since the prior period and a lower volume of merchandise sold by the Texas stores acquired in the April 29, 1994 transaction with The Circle K Corporation (the "Circle K Transaction") as compared to the California and Georgia stores divested in the same transaction.

Merchandise gross profits decreased $2.5 million, or 6%, in the third quarter of fiscal 1995 as compared to the third quarter of the prior year. The decrease in merchandise gross profits was primarily attributable to a decrease in gross profits of $ 1.7 million from stores that have been closed since the earlier period and a decrease in gross profits from the Texas stores acquired in the Circle

K Transaction as compared to the California and Georgia stores divested in the same transaction, coupled with a $0.8 million decrease in same-store gross profits. Merchandise gross profit margins decreased 1.4 percentage points from 35.3% in the third quarter of fiscal 1994 to 33.9% in the third quarter of fiscal 1995. Merchandise gross profit margins from same-store sales also decreased 1.7 percentage points when compared to the prior period.

Gasoline sales increased $11.1 million during the third quarter of fiscal 1995 as compared with the same quarter of the previous year due primarily to a 12% increase in the average retail selling price of gasoline. Gasoline sales volumes on a same-store sales basis increased 7% from the same period last year, offset in part by a 28% decrease in gasoline sales volumes from the Texas stores acquired in the Circle K Transaction that have remained open as compared to the California and Georgia stores divested in the same transaction. The gasoline sales volume increase resulted primarily from the Company's continued emphasis on a volume growth strategy combined with the positive impact from the updating of gasoline facilities in the Dallas/Fort Worth market.

Gasoline gross profits increased $2.4 million in the third quarter of fiscal 1995 as compared to the same period of fiscal 1994, primarily due to higher than average gasoline margins and increased sales volumes during the current quarter when compared to the margins and sales volumes during the same quarter of the prior year. Gasoline gross profit margins on a volume basis averaged
12.1 cents per gallon for the third quarter of fiscal 1995 as compared to 9.5 cents per gallon for the same period of the prior year.

An analysis of merchandise sales, gasoline sales and gasoline sales volumes follows (amounts in millions):

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                 ---------------------------
                                                                                  1995                 1994
                                                                                 -------             -------
Merchandise Sales:
   Same-stores (a)  . . . . . . . . . . . . . . . . . . . . . . .                 $101.8             $ 99.2
   New stores   . . . . . . . . . . . . . . . . . . . . . . . . .                   11.8 (b)             -
   Stores closed or sold  . . . . . . . . . . . . . . . . . . . .                    2.2               18.8 (b)
                                                                                  ------             ------
                                                                                  $115.8             $118.0
                                                                                  ======             ======
Gasoline Sales:
   Same-stores (a)  . . . . . . . . . . . . . . . . . . . . . . .                 $ 83.9             $ 70.0
   New stores   . . . . . . . . . . . . . . . . . . . . . . . . .                   12.4 (b)              -
   Stores closed or sold    . . . . . . . . . . . . . . . . . . .                    1.5               16.7 (b)
                                                                                  ------             ------
                                                                                  $ 97.8             $ 86.7
                                                                                  ======             ======

Gasoline Gallons:
   Same-stores (a)  . . . . . . . . . . . . . . . . . . . . . . .                   79.9               74.4
   New stores   . . . . . . . . . . . . . . . . . . . . . . . . .                   11.5 (b)             -
   Stores closed or sold  . . . . . . . . . . . . . . . . . . . .                    1.4               18.1 (b)
                                                                                  ------             ------
                                                                                    92.8               92.5
                                                                                  ======             ======

(a) Represents the 591 stores (528 of which sell gasoline) which opened prior to July 1, 1993 and continued to operate through March 31, 1995.

(b) Includes the 88 stores acquired ("New stores"), 74 of which remain open, and the 80 stores divested ("Stores closed or sold") in the April 29, 1994 transaction with The Circle K Corporation (see Note 4 of the Notes to Condensed Consolidated Financial Statements).


Operating Expenses - Operating expenses decreased $0.8 million, or 2%, in the third quarter of fiscal 1995 as compared with the same period of fiscal 1994 primarily due to reduced depreciation expense (due to the retirement of assets), reduced insurance expense (as a result of lower than estimated property and casualty insurance claims costs), which decreases were partially offset by increased salary costs (primarily related to higher wages and increased staffing levels resulting from the Company's efforts to improve
customer service).   The Company expects the increased salary costs (on a
year-over-year basis) to continue through the end of fiscal 1995. Management continuously reviews the results that increased staffing levels have on operating profits to determine the merit of continuing the programs underlying the increased salary costs.

General and Administrative Expenses - General and administrative expenses for the quarters ended March 31, 1995 and 1994 remained relatively constant at $9.0 million.

Interest Expense - Interest expense decreased $303,000 in the third quarter of fiscal 1995 as compared to the corresponding period of the prior year primarily due to the decrease in debt outstanding between the periods.

Interest Income - Interest income increased $49,000 in the third quarter of fiscal 1995 as compared to the prior year period (despite reduced levels of cash available for investment), due to substantially higher interest rates on the Company's short-term investments.

Gain on Sale of Assets - During the second and third quarters of fiscal 1995, the Company completed transactions whereby the Company sold 39 operating convenience stores, 23 in the Houston market and 16 in the Dallas/Fort Worth market, together with related inventories and equipment for cash consideration of approximately $4,012,000. The Company recorded a pretax gain of $360,000 in connection with these transactions in the third quarter of fiscal 1995.

Income Tax Expense - The Company's effective income tax rate of approximately 42% and 37% for the three months ended March 31, 1995 and 1994, respectively, differs from the federal statutory rate primarily because of state income taxes and the inability to deduct for income tax purposes the amortization of Reorganization Value in Excess of Amounts Allocable to Identifiable Assets, offset in part by targeted jobs tax credits. The effective income tax rate for the three months ended March 31, 1995 was higher than the effective income tax rate for the three months ended March 31, 1994 as a result of the increase in the maximum federal income tax rate from 34% to 35% and the reduction in targeted jobs tax credits due to the termination of the program as of December 31, 1994.

During the three months ended March 31, 1995, the deferred tax asset account was increased by $9 million, largely the result of the increased probability that the Company will utilize tax losses and credits before they expire. The increase in the deferred tax asset was offset by a reduction to the Reorganization Value in Excess of Amounts Allocable to Identifiable Assets.

Seasonality - Sales and gross profits for the quarter ended March 31, 1995 are not necessarily indicative of the entire fiscal year. The convenience store industry in the Company's market typically experiences higher sales and gross profits during the summer months than during the winter months. Historically, the Company has achieved higher earnings in the first and fourth quarters of its fiscal year, as compared to its second and third quarters.

Inflation - The Company believes inflation has not had a material impact on its results of operations in recent years. However, the Company has experienced short-term fluctuations in its gasoline gross profit margins, both positive and negative, as a result of changing market conditions for the supply and demand of gasoline.

Nine Months Ended March 31, 1995 Compared to the Nine Months Ended March 31,
1994:

Sales and Gross Profits - Merchandise sales decreased $8.1 million, or 2%, to $372.3 million for the nine months ended March 31, 1995 as compared to $380.4
million for the corresponding nine month period ended March 31, 1994.   The
Company's merchandise sales decreased by $11.0 million during the first nine months of fiscal 1995 as compared to the year earlier period due to stores that closed since the prior period combined with a decrease in the sales made by the Texas stores acquired in the Circle K Transaction as compared to the California and Georgia stores divested in the same transaction. On a same-store basis, merchandise sales increased $2.9 million, or 1%, primarily due to increased sales of soft drinks and beer, partially offset by decreases in the sales of fountain drinks and cigarettes.

Merchandise gross profits decreased $5.9 million, or 4%, in the first nine
months of fiscal 1995 as compared to the same period in the prior year.   The
decrease in merchandise gross profits was primarily attributable to a decrease in gross profits of $4.2 million from stores that have closed since the prior period coupled with a decrease in gross profits from the Texas stores acquired in the Circle K Transaction as compared to the California and Georgia stores divested in the same transaction. In addition, same-store gross profits decreased $1.7 million primarily due to reduced gross profits from the sales of fountain drinks, coffee and refrigerated juices. Merchandise gross profit margins decreased 0.9 percentage points from 34.8% in the first nine months of fiscal 1994 to 33.9% in the first nine months of fiscal 1995 for the
aforementioned reasons.   Merchandise gross profit margins from same-store
sales also decreased 0.8 percentage points when compared to the prior year period.

Gasoline sales increased $24.8 million during the first nine months of fiscal 1995 as compared with the same period of the previous year due primarily to a 8% increase in the average retail selling price of gasoline coupled with a 1% increase in gasoline sales volumes. Gasoline sales volumes on a same-store sales basis increased 8% from the same period last year, offset in part by a 30% decrease in gasoline sales volumes from the Texas stores acquired in the Circle K Transaction that have remained open as compared to the California and Georgia stores divested in the same transaction. The gasoline sales volume increase resulted primarily from the Company's continued emphasis on a volume growth strategy combined with the positive impact from the updating of gasoline facilities in the Dallas/Fort Worth market.

Gasoline gross profits increased $4.2 million in the nine months ended March 31, 1995 as compared to the same period of the prior year, primarily due to higher gasoline margins and increased sales volumes during the current period when compared to the margins and sales volumes during the same period of the prior year. Gasoline gross profit margins on a volume basis averaged 14.8 cents per gallon for the nine months ended March 31, 1995 as compared to 13.5 cents per gallon for the same period of the prior year.

An analysis of merchandise sales, gasoline sales and gasoline sales volumes follows (amounts in millions):

                                                                                       Nine Months Ended
                                                                                           March 31,
                                                                                  -------------------------
                                                                                   1995               1994
                                                                                  ------             ------
Merchandise Sales:
   Same-stores (a)  . . . . . . . . . . . . . . . . . . . . . . .                 $322.7             $319.8
   New stores   . . . . . . . . . . . . . . . . . . . . . . . . .                   36.7 (b)             -
   Stores closed or sold  . . . . . . . . . . . . . . . . . . . .                   12.9               60.6 (b)
                                                                                  ------             ------
                                                                                  $372.3             $380.4
                                                                                  ======             ======

Gasoline Sales:
   Same-stores (a)  . . . . . . . . . . . . . . . . . . . . . . .                 $254.1             $219.2
   New stores   . . . . . . . . . . . . . . . . . . . . . . . . .                   35.8 (b)             -
   Stores closed or sold    . . . . . . . . . . . . . . . . . . .                    7.2               53.1 (b)
                                                                                  ------             ------
                                                                                  $297.1             $272.3
                                                                                  ======             ======

Gasoline Gallons:
   Same-stores (a)  . . . . . . . . . . . . . . . . . . . . . . .                  239.0              222.0
   New stores   . . . . . . . . . . . . . . . . . . . . . . . . .                   33.1 (b)             -
   Stores closed or sold    . . . . . . . . . . . . . . . . . . .                    6.7               54.4 (b)
                                                                                  ------             ------
                                                                                   278.8              276.4
                                                                                  ======             ======


(a) Represents the 591 stores (528 of which sell gasoline) which opened prior to July 1, 1993 and continued to operate through March 31, 1995.

(b) Includes the 88 stores acquired ("New stores"), 74 of which remain open, and the 80 stores divested ("Stores closed or sold") in the April 29, 1994 transaction with The Circle K Corporation (see Note 4 of the Notes to Condensed Consolidated Financial Statements).


Operating Expenses - Operating expenses remained stable in the first nine months of fiscal 1995 as compared with the same period of fiscal 1994. The Company recorded increased salary costs during the first nine months of 1995 as compared to the year earlier period (related to higher wages and increased staffing levels resulting from the Company's efforts to improve customer service), which increase was partially offset by a decrease in depreciation expense (due to the retirement of assets) and a decrease in insurance expense (as a result of lower than estimated property and casualty insurance claims costs). The Company expects the increased salary costs (on a year-over-year basis) to continue through the end of fiscal 1995. Management continuously reviews the results that increased staffing levels have on operating profits to determine the merit of continuing the programs underlying the increased salary costs.

General and Administrative Expenses - General and administrative expenses for the nine months ended March 31, 1995 increased $3.2 million, or 12%, from the corresponding period for the prior year, primarily due to a $2.7 million increase in consulting fees and other related expenses associated with the program to enhance and redefine the Company's focus on customer service and employee effectiveness.

Interest Expense - Interest expense decreased $1.0 million in the first nine months of fiscal 1995 as compared to the corresponding period of the prior year primarily due to the decrease in debt outstanding between the periods.

Interest Income - Interest income increased $187,000 in the first nine months of fiscal 1995 as compared to the prior year period (despite reduced levels of cash available for investment), due to substantially higher interest rates on the Company's short-term investments.

Gain on Sale of Assets - During the nine months ended March 31, 1995, the Company completed transactions whereby the Company sold 39 operating convenience stores, 23 in the Houston market and 16 in the Dallas/Fort Worth market, together with related inventories and equipment for cash consideration of approximately $4,012,000. The Company recorded a pretax gain of $360,000 in connection with these transactions in the third quarter of fiscal 1995.

Income Tax Expense - The Company's effective income tax rate of approximately 42% and 39% for the nine months ended March 31, 1995 and 1994, respectively, differs from the federal statutory rate primarily because of state income taxes and the inability to deduct for income tax purposes the amortization of Reorganization Value in Excess of Amounts Allocable to Identifiable Assets, offset in part by targeted jobs tax credits. The effective income tax rate for the nine months ended March 31, 1995 was higher than the effective income tax rate for the nine months ended March 31, 1994 as a result of the increase in the maximum federal income tax rate from 34% to 35% and the reduction in targeted jobs tax credits due to the termination of the program as of December 31, 1994.

During the three months ended March 31, 1995, the deferred tax asset account was increased by $9 million, largely the result of the increased probability that the Company will utilize tax losses and credits before they expire. The increase in the deferred tax asset was offset by a reduction to the Reorganization Value in Excess of Amounts Allocable to Identifiable Assets.

Seasonality - Sales and gross profits for the nine months ended March 31, 1995 are not necessarily indicative of the entire fiscal year. The convenience store industry in the Company's market typically experiences higher sales and gross profits during the summer months than during the winter months. Historically, the Company has achieved higher earnings in the first and fourth quarters of its fiscal year, as compared to its second and third quarters.

Inflation - The Company believes inflation has not had a material impact on its results of operations in recent years. However, the Company has experienced short-term fluctuations in its gasoline gross profit margins, both positive and negative, as a result of changing market conditions for the supply and demand of gasoline.

LIQUIDITY AND CAPITAL RESOURCES

Key balance sheet figures and ratios are presented in the table below (all amounts, excluding ratios are in millions):

                                                                   March 31, 1995                 June 30, 1994
                                                                   --------------                 -------------
Cash and cash equivalents (a) . . . . . . . . . .                      $   29.6                      $ 41.4
Current assets  . . . . . . . . . . . . . . . . .                      $   77.0                      $ 95.5
Current liabilities . . . . . . . . . . . . . . .                      $   68.2                      $ 80.0
Current ratio . . . . . . . . . . . . . . . . . .                          1.13                        1.19
Inventory turn ratios (annualized):
   Merchandise  . . . . . . . . . . . . . . . . .                          11.0                        10.8
   Gasoline   . . . . . . . . . . . . . . . . . .                          54.3                        54.0
Long-term debt  . . . . . . . . . . . . . . . . .                      $   94.4                      $107.2
Stockholders' equity  . . . . . . . . . . . . . .                      $   76.9                      $ 74.7
Debt/Equity ratio . . . . . . . . . . . . . . . .                          1.23                        1.44
Common shares outstanding . . . . . . . . . . . .                           6.1                         6.1


_____________________

(a) Includes $8.7 million and $7.9 million primarily related to the remittance of tax and lottery collections at March 31, 1995 and June 30, 1994,
     respectively, that has been reserved at the Company's option.   Also
     includes $3.8 million and $6.2 million being held in escrow at March 31, 1995 and June 30, 1994, respectively, pending the resolution of mortgage-related matters associated with the Circle K Transaction completed April 29, 1994.

Liquidity - Working capital totalled $8.8 million at March 31, 1995 and $15.5 million at June 30, 1994. Cash and cash equivalents were $29.6 million and $41.4 million at March 31, 1995 and June 30, 1994, respectively. The $11.8 million decrease in cash is primarily the result of capital expenditures and debt payments, partially offset by cash provided by operating activities and proceeds from the sale of assets.

Cash provided by operating activities totalled $14.2 million and $16.3 million for the nine months ending March 31, 1995 and 1994, respectively. The decrease in the nine months of fiscal 1995 cash provided by operating activities versus the prior year period is primarily due to the timing of working capital items and lower operating earnings. Of the $1.6 million and $3.0 million recorded as income tax expense for the nine months ended March 31, 1995 and 1994, $490,000 and $495,000, respectively, were payable in the year reported, with the remainder reducing the deferred tax asset account as a result of the utilization of net operating losses.

During the fourth quarter of fiscal 1994, the Company began implementation of a program to enhance and redefine the Company's focus on customer service and employee effectiveness. This program was the result of an extensive review by Management and outside consultants. An integral component of the program involves the upgrading of equipment and technology through the installation of integrated state-of-the-art sales and inventory management systems. These systems will significantly automate store operations by capturing data on point-of-sale and scanning equipment. The Company initiated the program in its 94 Dallas/Fort Worth stores during the first nine months of fiscal 1995 and has made approximately $10 million of capital improvements in connection with these stores, approximately two-thirds of which is associated with equipment financed through operating lease transactions. Additionally, the Company has expended approximately $5.1 million in consulting and other related expenses in connection with the program, of which $2.0 million and $3.1 million were incurred in fiscal 1994 and the first nine months of fiscal 1995, respectively. An additional $3.9 million has been expended for software development costs required for the overall program's implementation. The costs associated with the program have been and will be funded by cash generated from operations as well as cash on hand. The Company expects to begin the next phase of the program's implementation in the first quarter of fiscal 1996. An evaluation is currently being done to determine the number of stores that will be included in the next phase.

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

Management continually evaluates the profitability of its open stores, taking into consideration the cost/benefit justification of the investment required for upgrading equipment and technology through the installation of state-of-the-art inventory management system and Stage II Vapor Recovery environmental expenditures. Based on this evaluation, Management plans to divest stores that do not qualify under this investment criteria. During the second and third quarters of fiscal 1995, the Company completed transactions whereby the Company sold 39 operating convenience stores, 23 in the Houston market and 16 in the Dallas/Fort Worth market, together with related inventories and equipment for cash consideration of approximately $4,012,000. Accordingly, the Company recorded a pretax net gain of $360,000 during the third quarter of fiscal 1995. The Company intends to divest approximately four additional stores in the fourth quarter of fiscal 1995. The Company does not expect to incur a loss in connection with these four planned store divestitures. Net proceeds from these sales, and any such sales in the future are generally required to be applied against mortgage or long-term bank debt.

Insurance liabilities totalled $21.0 million and $17.5 million at March 31, 1995 and June 30, 1994, respectively. During the nine month period ended March 31, 1995, the insurance liabilities were increased by $13.0 million for expense accruals and decreased by $9.5 million due to claims and premium payments and certain favorable adjustments related to prior years' claims experience.

Because substantially all of the Company's sales are for cash and because total inventories are converted to cash approximately once a month, the Company considers its cash flows adequate to satisfy its daily working capital requirements. However, in order to further enhance its liquidity, the Company has a Revolving Credit Agreement which provides for the borrowing and/or issuance of letters of credit in the aggregate of up to $8.0 million, increasing to $11.0 million during the period from November 1 through May 1 of each year. The Revolving Credit Agreement requires that, during each fiscal year, the Company pay off all outstanding cash borrowings thereunder for a period of 30 consecutive days. The Company had no outstanding borrowings during the period ended March 31, 1995 and has therefore satisfied this requirement for fiscal 1995. Letter of credit issuances cannot exceed $8.0 million and cash borrowings are limited to the commitment limit less letters of credit outstanding. The facility terminates on September 30, 1995. At March 31, 1995, no borrowings or letters of credit were outstanding under this facility.

Capital Resources - The Company incurred $17.9 million of capital expenditures through March 31, 1995 compared to $10.7 million for the corresponding period of the prior fiscal year. During the first nine months of fiscal 1995, the capital expenditures consisted of $6.5 million associated with the implementation of the Company's new customer service program (discussed above), $6.3 million of gasoline dispensing equipment and installation of underground piping required to comply with environmental laws (the "Stage II Vapor Recovery Equipment"), $2.3 million in equipment replacement and store improvements, $1.2 million on security for stores, $0.8 million on new store development and $0.8 million on miscellaneous projects.

The Company's long-term bank debt agreements contain certain convenants, one of which limits the amount of capital expenditures and environmental remediation expenses the Company can incur. For fiscal 1995, the Company's capital expenditures/remediation expense is limited to excess cash flow, as defined, not to exceed $20.3 million. The Company anticipates it may expend as much as $30.0 million in fiscal 1995, which expenditures include upgrading store security systems, installing state-of-the-art sales and inventory management systems, remodeling existing stores, constructing a new store and replacing equipment. The Company is currently negotiating to amend the aforementioned covenant to increase the limit for capital expenditures and remediation expenses for fiscal 1995 to an amount not to exceed $30.0 million. The outcome of such negotiations cannot be determined at this time.

Under the terms of certain of the Company's long-term bank debt agreements, the Company cannot pay cash dividends on its Common Stock or purchase any treasury stock. For a discussion of certain financial ratios and coverage tests as of March 31, 1995 associated with the Company's long-term bank debt agreements, see Note 3.

During the nine months ended March 31, 1995, long-term debt decreased by $12.8 million as a result of principal payments.

The Company's environmental remediation exposure is related primarily to the clean-up of contaminated soil and groundwater caused by leaking underground gasoline storage tanks and underground piping systems. The Company spent approximately $660,000 in the first nine months of fiscal 1995 on environmental remediation activities as compared to $1.1 million in the same period of fiscal 1994. The Company's environmental remediation liability totalled $20.0 million and $20.8 million at March 31, 1995 and June 30, 1994, respectively. The actual cost of remediating contaminated sites and removing tanks may be substantially lower or higher than that accrued due to the difficulty in estimating such costs and due to potential changes in the status of regulations and state reimbursement programs. The Company does not believe that any such amount below or in excess of that accrued can be reasonably estimated.

The states in which the Company operates, or has previously operated, have established trust funds for the reimbursement of costs related to certain remediation activities. The Company has filed or expects to file claims aggregating approximately $4.2 million with the states to recover a portion of the funds which it has expended or expects to expend on remediation activities. The Company believes the claims it has filed or expects to file will be paid, although collection may occur over a period of several years.

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

The Company's environmental remediation exposure is related primarily to the clean-up of contaminated soil and groundwater caused by leaking underground gasoline storage tanks and underground piping systems. The Company is subject to additional regulatory matters including environmental capital commitments and environmental remediation. The actual cost of remediating contaminated sites and removing tanks may be substantially lower or higher than the related accrued liabilities.

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

The Company is continuing to research and evaluate the proofs of claims received. As of April 25, 1995, 3,006 proofs of claims had been filed against the Company which had not been withdrawn and which had a stated aggregate value of approximately $349.2 million for the proofs of claim specifying amounts; numerous other proofs of claim do not specify amounts. Of the total, 2,973 claims valued at $296.4 million had been accepted for settlement by the Company. The remaining number of claims includes other unresolved claims, including duplicate claims filed by the same claimant and also includes duplicate claims filed by separate parties for the same asserted liability.
The Company considers the amounts claimed in the remaining unsettled proofs of claim to be an unreliable estimate of their liability. In the opinion of Management, certain of these claims assert unrealistic amounts of liability, are duplicate claims or have other defects. Consequently, as of April 25, 1995, the Company is continuing to prosecute objections in the Bankruptcy Court for 9 of the remaining disputed claims covering $24.6 million. Of the disputed claims, $9.0 million is the amount the Company estimates is not covered by insurance. In addition, as of April 25, 1995, 24 claims for $28.2 million had been assigned to a mediation/settlement procedure outlined in the Plan of Reorganization. The Company will continue to reconcile the scheduled claims with the claims asserted in proofs of claims and will take appropriate steps to eliminate all duplications and other inaccuracies to ensure that only valid claims are allowed by the Bankruptcy Court. This process will continue until all claims are resolved and is expected to last for an extended period of time.

The majority of outstanding disputed claims are general unsecured claims. Pursuant to the terms of the Plan of Reorganization, a total of 1,616,559 shares of Common Stock were issued to Boatmen's Trust Company ("Boatmen's") as agent for the general unsecured creditors, pending allowance of their respective claims. As of April 10, 1995, Boatmen's had allocated 1,180,671 shares to individual unsecured creditors and had issued the appropriate share certificates. The remaining 435,888 shares will be allocated in the future as additional general unsecured claims are allowed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         See Index to Exhibits on Page 28.

b)       Reports on Form 8-K

         None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           NATIONAL CONVENIENCE STORES INCORPORATED
                                            (Registrant)





Date  May 15, 1995          /s/ A. J. Gallerano
    -----------------      ---------------------------------------------------
                                A. J. Gallerano - Senior Vice President,
                                           General Counsel and Secretary





Date  May 15, 1995          /s/ Janice E. Bryant
    -----------------      ---------------------------------------------------
                                Janice E. Bryant - Vice President - Controller

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES


                               INDEX TO EXHIBITS

                                                                                                           Page
                                                                                                           Number
                                                                                                           ------
EXHIBITS:


*11(a)     Computation of primary and fully diluted earnings (loss) per share
           for the three months ended March 31, 1995 and 1994         . . . . . . . . . .                29


*11(b)     Computation of primary and fully diluted earnings per share
           for the nine months ended March 31, 1995 and 1994  . . . . . . . . . . . . . .                30

*27        Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . . . . .                31





_____________
*Filed Herewith