Form 10-K/A
period 1994-06-30
NATIONAL CONVENIENCE STORES INC /DE/
filed 1995-09-18
CIK 314662

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                --------------
                                  FORM 10-K/A
                                --------------

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

     The last two amounts in the tabular information in Note 7. Lease Arrangements which is on page 35 of the Company's 1994 Annual Report to Shareholders have been amended from the previously reported amounts to correct for a mechanical data accumulation error.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                         National Convenience Stores
                                           Incorporated



                                         By:  A.J. GALLERANO
                                           A.J. Gallerano
                                           Senior Vice President
                                            and General Counsel


September 18, 1995

                         INDEX TO EXHIBITS


Exhibit
Number
--------
*13    -   Pages 24 through 44 of the Annual Report to Shareholders of the Registrant for the fiscal year ended June 30, 1994.

------------
* Filed Herewith