Form 10-K
period 1995-06-30
NATIONAL CONVENIENCE STORES INC /DE/
filed 1995-09-21
CIK 314662

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              ___________________

                                   FORM 10-K
                              ___________________

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from __ to___

                         Commission File Number 1-7936

                    NATIONAL CONVENIENCE STORES INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

                           DELAWARE                                                 74-1361734
                (State or Other Jurisdiction of                                  (I.R.S. Employer
                 Incorporation or Organization)                                 Identification No.)

                        100 WAUGH DRIVE
                         HOUSTON, TEXAS                                                 77007
           (Address of Principal Executive Offices)                                  (Zip Code)

             Registrant's telephone number, including area code:  (713) 863-2200

                   Securities registered pursuant to Section 12(b) of the Act:

                                                                           Name of Each Exchange
                             Title of Each Class                              on Which Registered
                    -------------------------------------              -----------------------------
                    Common Stock, $.01 par value                       New York Stock Exchange, Inc.
                    Preferred Stock Purchase Rights                    New York Stock Exchange, Inc.

                    Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class
                       ---------------------------------
                       Warrants to Purchase Common Stock


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]  No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

At August 31, 1995, 6,090,096 shares of the registrant's common stock, par value $.01 per share, were outstanding and the aggregate market value (based on the closing price quoted on the New York Stock Exchange) of the voting stock of the Company, excluding shares held by affiliates, was approximately $116,698,000.


             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No ____

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders: Part III.


===============================================================================

                               TABLE OF CONTENTS



                                                 PART I

                                                                                                  Page
                                                                                                  ----
ITEM 1.        BUSINESS
               General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1
               Store Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2
               Regulatory Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . .           4
               Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6
               Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6
               Chapter 11 Bankruptcy Reorganization   . . . . . . . . . . . . . . . . . .           7
               Circle K Tender Offer  . . . . . . . . . . . . . . . . . . . . . . . . . .           7
               Executive Officers of Registrant   . . . . . . . . . . . . . . . . . . . .           9

ITEM 2.        PROPERTIES
               Stores   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10
               Corporate Offices  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10
               Support Facilities   . . . . . . . . . . . . . . . . . . . . . . . . . . .          10

ITEM 3.        LEGAL PROCEEDINGS
               Circle K Tender Offer  . . . . . . . . . . . . . . . . . . . . . . . . . .          11
               Reorganization Proceedings Under Chapter 11  . . . . . . . . . . . . . . .          12
               Other Litigation   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13


                                                 PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . . . .          14

ITEM 6.        SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . .          16


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS
               Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .          18
               Liquidity and Capital Commitments  . . . . . . . . . . . . . . . . . . . .          24


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . .          27



ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . .          52


                                                   (i)

                                                        PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE
               REGISTRANT   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          53

ITEM 11.       EXECUTIVE COMPENSATION   . . . . . . . . . . . . . . . . . . . . . . . . .          53

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . . . . . .          53

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          53


                                                         PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .          54

               SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          62

                                               (ii)

                                    PART I

ITEM 1.  BUSINESS

GENERAL

National Convenience Stores Incorporated (the "Company" or "NCS") is the largest operator of convenience stores in the state of Texas and one of the twenty largest in the United States. At June 30, 1995, the Company operated 661 specialty convenience stores exclusively in four cities in the state of Texas under the name Stop N Go. Eighty-two percent of the Company's stores are located in the Houston and San Antonio areas where the Company is the largest convenience store operator. NCS was originally organized as a Texas corporation in 1959 and was reincorporated in Delaware in 1979.

As more fully described below under "Chapter 11 Bankruptcy Reorganization," the Company filed for voluntary Chapter 11 bankruptcy reorganization on December 9, 1991 and emerged from such on March 9, 1993 as a result of the confirmation of the Company's Revised Fourth Amended and Restated Joint Plan of Reorganization (the "Plan of Reorganization"). For accounting purposes, the inception date for the reorganized company is deemed to be March 1, 1993. As used in this Form 10-K, the term, "Reorganized Company," refers to NCS and its subsidiaries for the periods subsequent to February 28, 1993; the term "Predecessor Company" refers to NCS and its subsidiaries for the periods prior to March 1, 1993.

In the fourth quarter of fiscal 1994, the Company divested its 80 operating convenience stores in the states of California and Georgia and acquired 88 stores in the Houston and Dallas/Fort Worth areas. With the consummation of this transaction, the Company achieved its goal of geographically consolidating its operations within the state of Texas.

On September 7, 1995, The Circle K Corporation ("Circle K") commenced an unsolicited cash tender offer to purchase all the Company's outstanding common stock (and associated rights to purchase preferred stock) and warrants to purchase common stock at $20.00 per share and $2.25 per warrant, respectively (the "Circle K Offer"). The Circle K Offer expires on October 4, 1995, unless extended. On September 18, 1995, the Company's Board of Directors unanimously determined to reject the Circle K Offer and recommended that NCS securityholders not tender any of their securities. See Item 1. "Business - Circle K Tender Offer" for additional information, including an additional acquisition proposal at a price substantially higher than the Circle K Offer.

The following table sets forth the distribution of the Company's stores by market as of June 30, 1995:

                                                                                                     Stores
                                                                                       %             Selling
                                                                       Stores       of Total        Gasoline
                                                                       ------       --------        --------
Houston/Gulf Coast  . . . . . . . . . . . . . . . . . . . . . . . .      396            59.9%          347
San Antonio . . . . . . . . . . . . . . . . . . . . . . . . . . . .      143            21.7           137
Dallas/Fort Worth . . . . . . . . . . . . . . . . . . . . . . . . .       94            14.2            91
Austin  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28             4.2            25
                                                                         ---           -----           ---
    Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      661           100.0%          600
                                                                         ===           =====           ===

STORE OPERATIONS

The Company's convenience stores are extended-hour retail facilities, emphasizing convenience to the customer. All the stores are open every day of the year and 532 operate 24 hours a day. Typically, the Company's stores are located in residential areas, on main thoroughfares, in small shopping centers or on other sites selected for easy accessibility and customer convenience.
The stores' exteriors are of a similar design and color, making them easily recognizable. The Company emphasizes high-quality products, personal and courteous service, and clean and modern stores. The stores attract lunch-time customers, early and late shoppers, weekend and holiday shoppers and customers who need only a few items at any time and desire rapid service. Thirty-five of the stores are also targeted to attract the fast-food take-out customer via easily recognized national brand name "eatery" fast-food offerings.

The Company's stores offer a diverse range of over 3,000 high-traffic consumer items including take-out foods, traditional fast-foods, fountain beverages, alcoholic beverages, tobacco products, soft drinks, candy, snacks, groceries, health and beauty aids, magazines and newspapers, automotive products, seasonal and promotional items, and school supplies. The Company sells lottery and lotto tickets in substantially all of its stores. Substantially all of the Company's stores sell money orders. Approximately 91% of the Company's stores are equipped with self-serve gasoline-dispensing facilities and approximately 45% are equipped with automated teller machines ("ATMs"). The Company has entered into an agreement with NationsBank of Texas, N.A. ("NationsBank") which provides for the installation, by NationsBank, of ATMs in all of the Company's stores. This is expected to generate over 21 million customer visits per year and $22.5 million in operating income from ATM transaction fees over the term of the six year contract ($16.5 million of which is guaranteed pursuant to the agreement), without giving effect to incremental profits from increased gasoline and merchandise sales. The Company's existing automated teller machine agreement generates approximately $500,000 per year in store profits. NCS and NationsBank intend to engage in an extensive marketing campaign to promote the new strategic alliance.

The Company has entered into an agreement whereby, commencing in the second quarter of fiscal 1996, all Stop N Go gasoline stores will begin accepting the Wright Express(TM) Universal Fleet Card (the "Fleet Card"), thereby enabling NCS to attract national fleets to its gasoline stores. Wright Express(TM) a subsidiary of Ideon Group, Inc. (formerly SafeCard Services Inc.), is the leading provider of information processing, financial and information management services to commercial car, van and truck fleets throughout the United States. The Fleet Card is the most widely accepted electronic universal fleet management card in the United States. The Company believes that the number and convenience of its gasoline stores and the Company's competitive pricing, when coupled with Wright Express'(TM) leadership in fleet management and control services, should enable Stop N Go to increase its gasoline volume and market share in the Texas cities served.

The following table sets forth certain statistical information regarding the Company's sales for the periods indicated:

                                                                                Year Ended June 30,
                                                          ---------------------------------------------------- -
                                                                                                Combined
                                                             1995                 1994             1993(1)
                                                          ---------           ----------        ------------
Sales (millions)  . . . . . . . . . . . . .                 $906.0             $ 880.4           $878.9
Percentage of sales contributed by:
   Gasoline.  . . . . . . . . . . . . . . .                   44.4%               41.8%             42.4%
   Alcoholic beverages  . . . . . . . . . .                   13.4%               13.2%             13.9%
   Tobacco products   . . . . . . . . . . .                   13.3%               14.2%             15.2%
   Other categories not individually
      contributing more than 10%  . . . . .                   28.9%               30.8%             28.5%
                                                            -------             -------          --------
                                                             100.0%              100.0%            100.0%
                                                             ======             =======          ========

(1) Reflects the combining of the four months ended June 30, 1993 (Reorganized Company) and the eight months ended February 28, 1993 (Predecessor Company).
---------------------------

The Company is continuing with its Neighborstore(R) merchandising strategy, whereby each store's product mix is linked directly to its local demographics and customer purchasing patterns. In certain instances, the stores' product display and general appearance have been changed to match the demographics. The Company currently operates 37 national brand name fast food "eateries" (smaller scale versions of the branded food kiosks found in shopping malls and airports) in 35 of its stores. Brands represented in these stores include Taco Bell(R), Kentucky Fried Chicken(R), Burger King(R), Pizza Hut(R) and Dunkin Donuts(R). The national brand name fast-food items are prepared in-store with identical ingredients, packaging, procedures and quality standards as are used in the branded partners' own free-standing restaurants.

In addition, the Company has a program for the continual updating of its older stores. Consistent with the Neighborstore(R) merchandising strategy, the program is flexible in both layout and product mix.

The Company recognizes that its future operations will be dependent in part on the continual remodeling and upgrading of its store base. A store replacement program will also eventually be required in order for the Company's stores to continue to be geographically located near its target customers' residences and workplaces.

The Company estimates that it serves, on average, approximately 700,000 customers per day. The Company's operations are benefited by warm, dry weather since a large part of the Company's product mix is concentrated in items that are consumed during periods when leisure-time activities are more prevalent. The Company typically experiences higher sales and gross profits during the summer months than during the winter months.

As is the norm in the convenience store industry, prices on most items are somewhat higher than in supermarkets and certain other retail outlets; however, the value placed by the customer on easy accessibility and convenience has historically enabled the Company to receive premium prices for its products. The Company does price-promote certain items in various key merchandise categories to aid in building customer traffic. Most of the items sold are nationally or locally advertised brands, which includes the Company's own private label cigarette. Substantially all sales are for cash or check, although the Company also accepts credit cards (VISA, MasterCard, American Express(R) Card and Discover(R) Card) and debit cards.

During the fourth quarter of fiscal 1994, the Company began the implementation of a program to enhance and redefine the Company's focus on customer service and employee effectiveness ("Project Breakthrough"). An integral component of the program involves the upgrading of equipment and technology through the installation of integrated state-of-the-art sales and inventory management systems. These systems will significantly automate store operations by capturing data on point-of-sale and scanning equipment. The Company initiated the program in its 94 Dallas/Fort Worth stores during fiscal 1995 and has made approximately $10.6 million of capital improvements in connection with these stores, approximately two-thirds of which expenditures were financed through operating lease transactions. Additionally, the Company has expended approximately $5.1 million in consulting and other related expenses in connection with the program, of which $2.0 million and $3.1 million were incurred in fiscal 1994 and 1995, respectively. An additional $4.1 million has been expended for software development costs required for the overall program's implementation, of which $0.8 million and $3.3 million were incurred in fiscal 1994 and 1995, respectively. The costs associated with the program which have not been financed through operating lease transactions have been and will be funded by cash generated from operations as well as cash on hand. The Company expects to begin the next phase of the program's implementation into 171 stores in San Antonio and Austin during the third quarter of fiscal 1996 and in connection therewith, expects to expend approximately $15.3 million, approximately $11.0 million of which will be financed through operating lease transactions.

The Company purchases a substantial portion of its groceries, candy, tobacco and health and beauty aids through wholesale grocers. Soft drinks, beer, wine, bakery and dairy products are usually purchased from local suppliers. The Company also operates a kitchen facility in Houston where it prepares and packages sandwiches, salads, snacks and other prepackaged foods for distribution to its stores via one of its major suppliers.

The Company's inventories of gasoline turn over approximately every seven days. The Company purchases substantially all of its gasoline supplies from an independent petroleum refiner which provides the benefits of (i) a competitive purchase price, due to the volume of gasoline purchased, (ii) a reliable distribution system within the Company's geographic market area, and (iii) consistent with the Company's strategic vision, the development of a long-term relationship with a key vendor. While the Company believes that alternative supplies of its petroleum products in the required volumes are readily available in the event of a disruption in its current supply, over the short-term, the Company would likely lose some of its current price advantage until a new contract could be negotiated with another supplier. The Company does not engage in speculative gasoline trading transactions or otherwise assume unusual market risks with respect thereto. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties" for additional discussion of certain market risks.

REGULATORY MATTERS

Federal, state or local laws regulate the hours of operation and the sale of certain products, typically including alcoholic beverages, gasoline, tobacco products and lottery and lotto tickets. The most significant of such regulations limits or governs the sale of alcoholic beverages and the storage and sale of gasoline. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties."

Sale of Alcoholic Beverages - State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of alcoholic beverages and to impose various restrictions and sanctions. In many states and in Texas, retailers of alcoholic beverages have been held responsible for damages caused by intoxicated individuals who purchased alcoholic beverages from them. While the potential exposure to the Company as a seller of alcoholic beverages is substantial, the Company has adopted procedures to minimize such exposure and to-date, Management believes liability for such sales has not had a material adverse effect on the Company's financial position or results of operations.

Storage and Sale of Gasoline - The operation and ownership of underground gasoline storage tanks ("USTs") are subject to federal, state and local laws and regulations. The Environmental Protection Agency ("EPA") has issued regulations that establish requirements for (i) maintaining leak detection methods and equipment, (ii) upgrading USTs, (iii) taking corrective action in response to releases, (iv) UST removal to prevent future releases, (v) keeping appropriate records, and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. These regulations also empower states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. In order to ensure compliance with the federal and state environmental laws, the Company has developed a comprehensive gasoline storage and dispensing plan. During fiscal 1993, the Company refined the plan such that its primary focus is on upgrading gasoline dispensing equipment in accordance with upcoming deadlines imposed by regulatory authorities and on providing for the cleanup of existing and future contaminated sites. The gasoline plan generally covers all properties owned and leased by the Company. Management believes that its existing gasoline storage and dispensing procedures and planned capital expenditures will keep the Company in compliance with all federal and state environmental regulations.

Environmental Capital Commitments - The Company has adopted approved tank system release detection methods on all owned or operated USTs and currently utilizes the Statistical Inventory Reconciliation Method for the release detection on its USTs located in Texas. This method involves statistical analysis of gasoline inventory changes to detect UST releases.

All of the Company's USTs in Texas have been upgraded with the required spill/overfill prevention equipment. By December 22, 1998, the Company's USTs must be upgraded with corrosion protection equipment under applicable federal regulations. The Company estimates that 63% of its USTs are currently in compliance with such regulations, either through the installation of fiberglass or steel fiberglass tanks or by adding cathodic protection to existing steel tanks. In addition, the EPA has required that by January 1, 1996, UST operators must install flow governors which restrict dispensing volumes per minute. Management of the Company believes that the Company's long-range capital budget contains sufficient funds necessary to make the required equipment upgrades prior to the 1996 and 1998 deadlines.

In addition to the foregoing, the EPA has ranked the air quality in major cities in the United States based on the level of ozone measured. Houston and Dallas/Fort Worth are two areas in which the Company currently conducts operations which are considered to be ozone non-attainment areas. The Houston market is classified in the severe ozone non-attainment category while the Dallas/Fort Worth area is classified in the moderate ozone non-attainment category. Under rules promulgated by the EPA and the state of Texas, gasoline dispensing facilities in the two areas were required to have Stage II Vapor Recovery Equipment by November 15, 1994 on all units except those that have not dispensed more than 10,000 gallons in any one month since January 1991. In addition, the Clean Air Act mandated that UST operators in the non-attainment areas adopt a "two point" fuel delivery unloading system which has been installed in all of the Company's USTs which require the system (approximately 73% of the Company's USTs).

During fiscal 1995 and 1994, the Company spent $4.8 million and $6.6 million, respectively, on environmental capital equipment, including $4.5 million and $6.1 million, respectively, on Stage II Vapor Recovery Equipment. In order to ultimately comply with the aforementioned regulations by the mandated deadlines, the Company estimates it will be required to spend approximately $6.0 million on additional equipment and installation through fiscal 1999. Management believes that it has allocated sufficient resources in its long-term capital budget to comply with the improvements required by the state of Texas and EPA regulations to be completed by the end of 1999.

Environmental Remediation Contingency - The Company's environmental remediation exposure is related to the cleanup of contaminated soil and ground water caused by releases from underground gasoline storage tanks and underground piping systems and claims for third party damages relating to such releases. The Company spent $1.2 million in fiscal 1995 on environmental remediation activities as compared to $1.3 million in fiscal 1994 and $1.3 million in fiscal 1993. The Company estimates that it will incur approximately $5.7 million for environmental remediation expenditures through 1999. At June 30, 1995 and 1994, the accrued environmental liability totalled $19.6 million and $20.8 million, respectively. The actual cost of remediating contaminated sites, removing tanks and settling third party damage claims may be substantially lower or higher than that accrued due to the difficulty in estimating such costs and due to potential changes in the status of regulations and state reimbursement programs. The Company does not believe that any such amount below or in excess of that accrued can be reasonably estimated.

The state of Texas and other states in which the Company previously operated have established trust funds for the reimbursement of costs related to certain remediation activities. The Company has filed or expects to file claims aggregating approximately $3.0 million with the states to recover a portion of the funds which it has expended or expects to expend on remediation activities. The Company believes the claims it has filed or expects to file will be paid, although collection may occur over a period of several years.

The Company is required by state regulations to maintain evidence of financial responsibility for taking corrective action on remediation activities. In order to be in compliance with these requirements, the Company has successfully established that it is self-insured with the Texas Natural Resource Conservation Commission.

EMPLOYEES

As of June 30, 1995, the Company had approximately 4,800 employees, of whom approximately 209 are executive and supervisory personnel, approximately 4,100 are full-time store employees, and the balance are full-time staff personnel and part-time store employees. The Company experiences the high rate of turnover of store employees prevalent in the convenience store industry. The Company is not a party to any collective bargaining agreement and believes its relations with its employees to be satisfactory.

COMPETITION

The convenience store industry is highly competitive, and the Company competes with other convenience stores, local and national grocery store chains, gasoline service stations, drug stores, fast food operations, vending machines, discount stores and other types of retail outlets. The Company is the largest operator, or among the largest operators, of convenience stores in its major market areas. Each of the Company's stores competes primarily in its surrounding neighborhood, and the ability of each store to compete is largely dependent on location, access, signage, store size, population growth, demographics and product mix.

The Company also encounters competition from gasoline service stations which have installed facilities for the sale of other consumer items. These gasoline service stations have become a significant competitor within the convenience store industry.

Although competition from gasoline retailers has increased in recent years, the Company's traditional convenience store competitors have significantly curtailed their new store construction programs in, or withdrawn from, some of the Company's major market areas as a result of poor operating performance. Nevertheless, the Company cannot predict the extent to which its major competitors may further reduce or expand their operations in cities where the Company operates.

CHAPTER 11 BANKRUPTCY REORGANIZATION

On December 9, 1991, the Company and substantially all of its wholly-owned active subsidiaries (the "Debtor Group") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). The filing was precipitated by the loss of vendor credit which had become critical to the Company's financing needs as a result of poor operating results.

On February 25, 1993, the Bankruptcy Court confirmed the Plan of Reorganization, and the reorganization became effective March 9, 1993 (the "Effective Date"). The Plan of Reorganization was designed to repay all priority creditors in full on the Effective Date or thereafter (as provided in the Plan of Reorganization) and to repay secured creditors in full over time with interest. Pursuant to the Plan of Reorganization, allowed unsecured claims totalling approximately $137.5 million were cancelled in exchange for $9.3 million of cash, $1.0 million of new indebtedness and 5.91 million shares of newly issued Common Stock of the Reorganized Company. All existing shares of the Predecessor Company's Series E Preferred Stock and common stock were exchanged for a total of 90,000 shares of the Reorganized Company's Common Stock. In addition, warrants to purchase up to an additional 1.35 million shares of the Reorganized Company's Common Stock at $17.75 per share were distributed to the holders of the Predecessor Company's publicly-held subordinated debentures, the Series E Preferred Stock and the Predecessor Company's common stock. All alleged seniority rights arising under the indentures relating to the publicly-held subordinated debentures were deemed satisfied and cancelled as of the Effective Date.

On September 6, 1995, the Bankruptcy Court signed an Order Providing for Closing Chapter 11 Cases. This Order closed the Chapter 11 cases of the Debtor Group in the Bankruptcy Court.

See Item 3. "Legal Proceedings -- Reorganization Proceedings Under Chapter 11" for further discussion with respect to the Company's Chapter 11 bankruptcy filing, Plan of Reorganization and settlement of claims.

CIRCLE K TENDER OFFER

On August 8, 1995, the Company received an unsolicited acquisition proposal from Circle K whereby Circle K offered to buy all of the Company's Common Stock for $17.00 cash per share. On August 11, 1995, Circle K proposed an amendment to the Company's by-laws to increase the number of directors from eight to seventeen and to repeal any by-law amendments adopted since January 1, 1994. The Company also received from Circle K a notice of the nomination of nine Circle K officers, directors or affiliates to fill the vacancies created by the proposed by-law amendment.

The Company's Board of Directors retained Merrill Lynch to advise it with respect to the proposal and on August 31, 1995, the Company announced that its Board had unanimously rejected Circle K's unsolicited proposal. Such conclusion was based, in part, upon the opinion of Merrill Lynch that the Circle K proposal was inadequate from a financial point of view. The Board of Directors also adopted a Stockholder Rights Plan (the "Rights Plan") designed to protect the Company from unfair or coercive takeover tactics and to assure that all of the Company's stockholders receive fair treatment in the event of any takeover proposal. The Board also authorized, in concept, certain agreements and the amendment of certain employment contracts and benefit plans of the Company. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" for further discussion with respect to the Rights Plan.

On September 7, 1995, Circle K commenced a tender offer for all outstanding shares of the Company's common stock (and associated rights to purchase preferred stock) and all outstanding stock purchase warrants at $20.00 and $2.25 in cash, respectively. The tender offer is conditioned on the tender of a minimum number of outstanding shares and warrants, as well as certain other conditions.

On September 18, 1995, the Company's Board of Directors unanimously determined to reject Circle K's tender offer and recommended that NCS securityholders not tender any of their securities pursuant to the offer. The Board based its decision in part upon the opinion of the Company's financial advisor, Merrill Lynch & Co., that the consideration offered to NCS securityholders in the Circle K offer was inadequate to NCS securityholders from a financial point of view.

At the same meeting, the Board reviewed and discussed an unsolicited proposal received after the close of business on September 14, 1995 from another party to acquire the Company at a significantly higher price than the Circle K Offer. The Board determined not to accept this proposal. However, given all of the information available, including the unsolicited proposal, the Board has instructed management and Merrill Lynch to explore the Company's strategic alternatives, including the possible sale of the Company to a third party. The Board intends to invite interested parties, including Circle K and the other party, to participate in this process.

EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth the names, ages and certain additional information regarding the Company's executive officers:

              Name and Position              Age                             Business Experience
 -----------------------------------------   ---       --------------------------------------------------------
 V.H. Van Horn (1)                           57        Director, President and Chief Executive Officer since
    Director, President and                            February 1975; employee of the Company since March
    Chief Executive Officer                            1966.  Director of Southdown, Inc. (cement and concrete
                                                       manufacturing).

 A.J. Gallerano (1)                          53        Senior Vice President, General Counsel and Secretary
    Senior Vice President, General                     since September 1989; Vice President, General Counsel
    Counsel and Secretary                              and Secretary from October 1979 to August 1989.

 Arnold Van Zanten (1)                       53        Senior Vice President - Administration since May 1992;
    Senior Vice President-                             Vice President - Systems from April 1989 to April 1992.
    Administration

 C.R. Wortham, Jr. (1)                       56        Senior Vice  President - Real Estate and Gasoline since
    Senior Vice President - Real Estate                August 1989; Vice President - Real Estate and Gasoline
    and Gasoline                                       from July 1988 to July 1989;  Vice President - Real
                                                       Estate from June 1985 to June 1988.

 Brian Fontana (1)                           37        Vice President - Chief Financial Officer since December
    Vice President - Chief                             1993; Vice President and Treasurer from August 1993 to
    Financial Officer                                  November 1993; Treasurer from February 1992 to July
                                                       1993; Assistant Treasurer from April 1990 to February
                                                       1992.

 Douglas B. Binford (1)                      51        Vice President - Marketing since November 1994. Senior
    Vice President - Marketing                         Vice President of Sales and Merchandising for Red Food
                                                       Stores Incorporated (grocery store chain) from July
                                                       1989 through October 1994.

 Janice E. Bryant (1)                        44        Vice President - Controller since February 1995.  Vice
    Vice President - Controller                        President and Controller of Continental Airlines, Inc.
                                                       from August 1993 through January 1995.  Controller and
                                                       various positions with Continental Airlines Holdings,
                                                       Inc. (formerly Texas Air Corporation; airline holding
                                                       company) from October 1981 through July 1993.

___________________

(1) Mr. Van Horn and the Company have entered into a contract pursuant to which Mr. Van Horn will serve as President and Chief Executive Officer until at least June 2000. All other officers serve pursuant to three year contracts that expire in August 1998, except Ms. Bryant and Mr. Binford, who serve pursuant to one year contracts that expire in August 1996. All of the executive officers, except Messrs. Fontana and Binford and Ms. Bryant, were executive officers of the Company as of December 9, 1991 when the Company and substantially all of its wholly-owned active subsidiaries filed petitions for voluntary reorganization under Chapter 11 of the United States Bankruptcy Code.

ITEM 2.  PROPERTIES

STORES

The Company had 661 stores in operation at June 30, 1995, of which approximately 74% were leased. Virtually all of the Company's owned properties are mortgaged.

The Company's stores vary in size. Approximately 84% of the Company's stores are 2,600 square foot, rectangularly-shaped stores and 13% are hexagonally-shaped 3,100 square foot stores. The Company also operates 20 "Superstores," a 3,600 square foot store design which was superseded by the hexagonally-shaped store.

In September 1995, the Company opened a new 4,000 square foot prototype store in Richmond, Texas. The store features a larger store front with a vaulted roof and skylight, an expanded customer parking area and a dedicated vendor delivery entrance. The store also incorporates the best merchandising concepts developed in Project Breakthough, including state-of-the-art sales and inventory management systems and enhanced lighting. An entire corner of the store is dedicated to a Taco Bell(R) eatery; the store also features Fountain Express (providing a wide choice of soft drinks) and The Donut Stop (where a variety of donuts are baked fresh daily). The store's larger gasoline island features pay-at-the-pump units with video monitors capable of relaying product messages to customers and the industry's first-ever automated soft drink dispensers, where a soft drink purchase can be added to a gasoline charge. The new store also introduces the Company's new identity, featuring the Company's newly designed logo and the creation of the "GP2000" (Go Power and Guaranteed Performance) gasoline brand. The Company plans to build an additional four new stores during fiscal 1996.

CORPORATE OFFICES

The Company leases the building at 100 Waugh Drive, Houston, Texas, in which its corporate and Gulf Coast Division offices are located. Such lease extends through February 28, 1999. The building contains approximately 124,000 square feet, of which the Company utilizes approximately 106,000 square feet and subleases approximately 18,000 square feet to an unaffiliated company under a lease which expires February 28, 1999.

SUPPORT FACILITIES

Corporate Kitchen - The Company leases 36,550 square feet in an industrial park in Houston, in which its kitchen facility is located. The lease on this facility extends through March 1996 with an option to renew for an additional five years.

Maintenance Facilities -The Company leases various sites for maintenance facilities in Houston, Dallas and San Antonio. The remaining terms on these leases range from less than one year to five years with options to renew, ranging from three to five years, on certain of the locations. The square footage of these locations ranges from approximately 2,500 square feet to 21,000 square feet.

Other - The Company also leases various facilities for district/division support in each of its major markets. The remaining terms of these leases range from less than one year to four years with options to renew, primarily for an additional five years per option. The square footage of the locations ranges from approximately 2,000 square feet to 8,500 square feet.

ITEM 3.  LEGAL PROCEEDINGS

CIRCLE K TENDER OFFER

On August 8, 1995, the Company received an unsolicited cash acquisition proposal at $17.00 per share from Circle K. The Board of Directors of the Company subsequently engaged Merrill Lynch to undertake an in-depth financial analysis of the Circle K offer. On August 10, 1995, the Board of Directors of the Company adopted an amendment to the Company's Restated By-Laws (the "By-Laws") to increase the vote required to amend the section of the By-Laws dealing with the number of directors of the Company or to adopt a By-Law inconsistent with that section to 75% of the shares of Common Stock eligible to vote at a stockholders' meeting (the "By-Law Amendment").

Delaware Chancery Court. On August 11, 1995, a purported class action lawsuit was filed in the Chancery Court of New Castle County, Delaware against the Company and its directors alleging that the directors, by adopting the By-Law Amendment, carried out a preconceived scheme to entrench themselves in office, infringed upon the stockholders' ability to choose between competing slates for control of the Company and, therefore, breached or aided and abetted breaches of their fiduciary duties to the Company and its stockholders. The Complaint requested, among other things, that the By-Law Amendment be declared void and that the directors be ordered to carry out their fiduciary duties to the plaintiff stockholder and the other members of the class. The case is styled Thomas J. McKula, Jr., on behalf of himself and all other similarly situated
v. William K. Wilde, et al., C.A. 14481 (the "McKula Case").

On September 5, 1995, Circle K filed a lawsuit against the Company and its directors in the Chancery Court of New Castle County, Delaware alleging, among other things, that the directors improperly refused to negotiate or consider any bona fide offer for the Company and that such action, the By-Law Amendment and the adoption by the directors of the Rights Agreement constituted unfair dealing, improper interference with shareholder voting rights, a manipulation of corporate machinery for personal purposes, an effort by the directors to entrench themselves in their positions with the Company and a breach of the directors' fiduciary duties to the Company's stockholders. The Complaint requests, among other things, that the Court declare the By-Law Amendment and the Rights Agreement void or enjoin the enforcement thereof and award unspecified damages. This case is styled The Circle K Corporation v. National Convenience Stores Incorporated, et al., C.A. 14518 (the "Circle K Case").

Counsel for the plaintiffs and the Company in the McKula Case and the Circle K Case have agreed to an expedited discovery schedule in preparation for a trial limited to the By-Law Amendment issue in Chancery Court that has been scheduled by the Court for October 18, 1995. The Company intends to defend these cases vigorously.

On August 18, 1995, another purported class action lawsuit was filed in the Chancery Court of New Castle County, Delaware against the Company and its directors alleging, among other things, that the directors improperly refused to negotiate or consider any bona fide offer for the Company including the Circle K Proposal and that such action and the By-Law Amendment constituted unfair dealing, improper interference with shareholder voting rights, a manipulation of corporate machinery for personal purposes, an attempt by the directors to entrench themselves in their positions with the Company and a breach of the directors' fiduciary duty to maximize shareholder value. The Complaint seeks, among other things, injunctive relief against enforcement of the By-Law Amendment, an order compelling the directors of the Company to carry out their fiduciary duties to the plaintiff stockholder and the other members of the class, and unspecified damages. The case is styled Crandon Capital Partners v. V. H. Van Horn, et al., C.A. 14489, and as of September 18, 1995 service of process has not been made on the Company or, to its knowledge, the other defendants.

Delaware Federal Court. On September 5, 1995, Circle K filed another lawsuit against the Company and its directors in the United States District Court for the District of Delaware alleging, among other things, that the omission of certain information concerning the By-Law Amendment from a press release issued by the Company on August 14, 1995 and the omission of certain information relating to a nomination of directors received from Bedford from a Current Report on Form 8-K filed by the Company with the Commission on August 14, 1995 rendered the press release and the Form 8-K materially false and misleading. Therefore, the Complaint alleges, the press release and the Form 8-K violated
Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint requests, among other things, that the court compel the defendants to make corrective disclosures and enjoin the defendants from soliciting proxies of the Company's stockholders until such corrective action is completed. The case is styled The Circle K Corporation v. National Convenience Stores Incorporated, et al., C.A. 95-537.

REORGANIZATION PROCEEDINGS UNDER CHAPTER 11

Chapter 11 Filing - On December 9, 1991, NCS and certain of its subsidiaries (the "Debtor Group") filed separate petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On December 11, 1991, the Bankruptcy Court entered an order for the cases to be jointly administered.

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

The Company is continuing to resolve the proofs of claims received in its Chapter 11 proceedings. As of August 24, 1995, 3,006 proofs of claims had been filed against the Company which had not been withdrawn and which had a stated aggregate value of approximately $345.8 million for the proofs of claim specifying amounts; numerous other proofs of claim do not specify amounts. Of the total, 2,981 claims valued at $296.6 million had been resolved. As of August 24, 1995, the Debtor Group is continuing to prosecute objections for the remaining disputed claims. Of the disputed claims, the Company estimates the amount not covered by insurance to be less than $6.0 million. The final resolution of these disputed claims is expected to last for an extended period of time.

All of the outstanding disputed claims are general unsecured claims. Pursuant to the terms of the Plan of Reorganization, a total of 1,616,559 shares of Common Stock were issued to Boatmen's Trust Company as agent for the general unsecured creditors, pending allowance of their respective claims. As of August 24, 1995, Boatmen's had allocated 1,242,971 shares to individual unsecured creditors for resolved claims totalling $41.5 million and had issued the appropriate share certificates. The remaining 373,588 shares will be allocated in the future to the heretofore and hereafter allowed general unsecured claims.

Closing of the Chapter 11 Cases - On September 6, 1995, the Bankruptcy Court signed an Order Providing for Closing Chapter 11 Cases, which order closed the Chapter 11 cases of the Debtor Group in the Bankruptcy Court. Although additional stock of the Company is to be distributed to creditors under the Plan, the remaining unresolved proofs of claim are being resolved in mediation or litigation outside of the Bankruptcy Court (see Plan of Reorganization above).

OTHER LITIGATION

There is no other litigation pending or threatened against the Company that Management believes would have a material adverse effect on the financial position or the business of the Company. See Item 1. "Business - Regulatory Matters" for information relating to the Company's potential litigation exposure as a retailer of alcoholic beverages and gasoline.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                                   PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

The Company's Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "NCS" and the Warrants to Purchase Common Stock (the "Warrants") are traded on the Nasdaq National Market System ("NASDAQ") under the symbol "NCSIW." Prior to November 16, 1994, the Company's Common Stock was traded on NASDAQ under the symbol "NCSI." On March 9, 1993, upon emergence from Chapter 11 bankruptcy reorganization, all authorized and outstanding shares of the Predecessor Company's publicly-traded securities, including its common stock, were cancelled and the above-mentioned securities were issued by the Reorganized Company. The following table sets forth the high and low sales price of the Company's Common Stock and Warrants as reported by the NYSE and NASDAQ for fiscal 1995 and 1994.


                                                    Common Stock                   Warrants
                                                -------------------         ------------------------
                                                 High          Low            High            Low
                                                ------       ------         --------        --------
Year Ended June 30, 1995:
     First Quarter  . . . . . . . . .          $11-1/2       $7-3/4            $3             $1-1/2
     Second Quarter   . . . . . . . .            8-7/8        6-1/2             1-1/2            5/8
     Third Quarter  . . . . . . . . .           10-3/8        8-1/2             1-1/4            5/8
     Fourth Quarter   . . . . . . . .           12-5/8        8-5/8             2-1/4            7/8

Year Ended June 30, 1994:
     First Quarter  . . . . . . . . .          $16-3/4      $13-1/4           $ 4-3/4         $3-1/2
     Second Quarter   . . . . . . . .           16-3/4       14-1/4             5-3/4          3-1/2
     Third Quarter  . . . . . . . . .           20           16-1/4             7-3/8          5
     Fourth Quarter   . . . . . . . .           17           10-1/4             5-3/4          2-3/4

As of August 31, 1995, there were approximately 1,362 and 1,204 holders of record of the Company's Common Stock and Warrants, respectively.

The Company has not paid a dividend on its Common Stock during its two most recent fiscal years. Under the terms of certain of the Company's long-term debt instruments, the Company cannot pay cash dividends on its Common Stock or purchase any treasury stock.

See Item 1. "Business -- Circle K Tender Offer" for information regarding the Circle K Offer that commenced on September 7, 1995 and related matters. As a consequence of these factors, the closing prices of the Company's Common Stock and Warrants on September 19, 1995, as reported by the NYSE and NASDAQ, were $23-1/2 and $6, respectively.

As more fully discussed in Note 7 of the Notes to Consolidated Financial Statements, on August 31, 1995, the Board of Directors of the Company declared a dividend of one right to purchase preferred stock (a "Right") for each outstanding share of the Company's Common Stock, to shareholders of record at the close of business on September 11, 1995. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a "Unit") of Series A Junior Participating Preferred Stock (the "Series A Preferred Stock"), par value $1.00 per share, at a purchase price of $55 per Unit, subject to adjustment. In connection with the distribution of the Rights, the Board of Directors of the Company authorized 100,000 shares of Series A Preferred Stock, none of which are outstanding. The Series A Preferred Stock would be issued only upon the exercise of Rights.
The Rights are not exercisable as of the date hereof.

ITEM 6.      SELECTED FINANCIAL DATA
(amounts in thousands, except per share data)


                                                 Reorganized Company  (1)      |       Predecessor Company (1)
                                         --------------------------------------|-----------------------------------
                                                                   Period from |
                                                                    Inception  |    Eight
                                                                     (March 1, |    Months
                                           Year Ended June 30,       1993) to  |    Ended         Year Ended June 30,
                                         -----------------------     June 30,  | February 28,    ---------------------
                                            1995          1994         1993    |     1993          1992        1991
                                         ---------     ---------    ---------- | ------------    --------   ----------
                                                                               |
Operations: (2)                                                                |
   Sales    . . . . . . . . . . . . .     $906,023      $880,447      $297,985 |   $580,867      $958,519   $1,073,958
   Income (loss) before                                                        |
     extraordinary gain (3)   . . . .        5,292         6,835         4,389 |      6,796      (185,438)     (10,465)
   Net income (loss)(4)     . . . . .        5,292         6,835         4,389 |     68,289      (185,438)     (10,465)
                                                                               |
Common Stock Data  (per share):(5)(6)                                          |
   Primary and fully diluted                                                   |
     earnings per share   . . . . . .        $0.87         $1.09         $0.70 |          *             *            *
                                                                               |
Balance Sheet Data: (2)                                                        |
   Total assets   . . . . . . . . . .     $284,324      $306,528      $309,978 |          *      $268,501  $   364,329
   Long-term debt   . . . . . . . . .       90,256       107,204       131,790 |          *             *      191,633
   Debt to equity ratio   . . . . . .         1.28          1.60          2.11 |          *             *         2.73
                                                                               |
Store Data For The Period:(2)                                                  |
   Average sales per store  . . . . .       $1,309        $1,230          $414 |       $792        $1,052       $1,016
   Average gross profit per store . .          322           310           105 |        207           253          253

*   Not meaningful.

(1) As used in this Form 10-K, the term, "Reorganized Company," refers to NCS and its subsidiaries for the periods subsequent to February 28, 1993; the term, "Predecessor Company," refers to NCS and its subsidiaries for the periods prior to March 1, 1993.
(2) As a result of the adoption of fresh-start reporting in accordance with The American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under The Bankruptcy Code" ("SOP 90-7"), the consolidated financial statements of the Predecessor Company and the Reorganized Company have not been prepared on a consistent basis of accounting and are separated by a vertical black line.
(3) The 1995 results include a $0.4 million gain ($0.2 million, or $0.03 per share, on an after-tax basis) on the sale of 43 stores (see Note 3 of the Notes to Consolidated Financial Statements). Additionally, the 1995 results include $3.1 million ($1.8 million, or $0.30 per share, on an after-tax basis) in consulting fees and other expenses related to the program to enhance and redefine the Company's focus on customer service and effectiveness through the installation of integrated state-of-the-art sales and inventory management systems ("Project Breakthrough"), which program commenced in fiscal year 1994. The 1994 results include a $3.0 million gain ($1.8 million, or $0.29 per share, on an after-tax basis) recorded in connection with the April 29, 1994 transaction with The Circle K Corporation (the "Circle K Transaction") (see Note 3 of the Notes to Consolidated Financial Statements). Additionally, the 1994 results include $2.0 million ($1.2 million, or $0.20 per share, on an after-tax basis) in consulting fees and other expenses related to Project Breakthrough. The income before extraordinary gain for the eight-month period ended February 28, 1993 includes a $6.6 million special charge related to an increase in the Company's environmental liability and a net credit of $0.4 million for fresh-start adjustments

         (see Notes 6 and 10 of the Notes to Consolidated Financial Statements). The 1992 results include $168.1 million of restructuring and other special charges.
(4) The $61.5 million extraordinary gain recorded by the Predecessor Company in fiscal 1993 is a result of the forgiveness of debt upon emergence from Chapter 11 bankruptcy reorganization (see Note 10 of the Notes to Consolidated Financial Statements).
(5) Common Stock data of the Reorganized Company is presented. All of the Predecessor Company's outstanding common and preferred stock was cancelled on the date the bankruptcy plan became effective; accordingly, earnings per share for the Predecessor Company are not presented because they are not comparable with the data provided for the Reorganized Company (see Note 10 of the Notes to Consolidated Financial Statements).
(6)      No cash dividends were paid on common stock during the periods shown.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fresh-Start Reporting - The Company emerged from Chapter 11 bankruptcy reorganization in March 1993 as a result of the confirmation of the Company's Revised Fourth Amended and Restated Joint Plan of Reorganization (the "Plan of Reorganization"). See Note 10 of the Notes to Consolidated Financial Statements for a description of the terms of the Plan of Reorganization. Effective March 1, 1993, in connection with the confirmation of the Plan of Reorganization, the Company adopted "fresh-start reporting" in accordance with SOP 90-7. Accordingly, since March 1, 1993, the Company's financial statements have been prepared as if it were a new reporting entity.

As a result of adopting fresh-start reporting, the financial information for the fiscal years ended June 30, 1995 and 1994 and the four months ended June 30, 1993 is not prepared on a basis of accounting consistent with the financial information presented for the eight months ended February 28, 1993. However, except as described below, the Company believes that the impact of the fresh-start reporting adjustments, while material, is identifiable, and that combining the financial results for the four months ended June 30, 1993 with the financial results for the eight months ended February 28, 1993 provides a useful basis for comparison to the fiscal years ended June 30, 1995 and 1994. Therefore, the following discussion assumes the periods in fiscal 1993 are combined.

Summary of Results of Operations - The Company reported net income of $5.3 million ($0.87 per share), $6.8 million ($1.09 per share) and $72.7 million for the fiscal years ended June 30, 1995, 1994 and 1993, respectively.

Fiscal 1995 net income includes (i) $3.1 million ($1.8 million, or $0.30 per share, on an after-tax basis) in consulting fees and other expenses related to Project Breakthrough, and (ii) a $0.4 million gain ($0.2 million, or $0.03 per share, on an after-tax basis) on the sale of 43 stores. Fiscal 1994 net income includes (i) a $3.0 million gain ($1.8 million, or $0.29 per share, on an after-tax basis) recorded in connection with the April 1994 Circle K transaction, and (ii) $2.0 million ($1.2 million, or $0.20 per share, on an after-tax basis) in consulting fees and other expenses related to Project Breakthrough. Fiscal 1993 net income includes (i) a net credit of $0.4 million for fresh-start adjustments (including the adjustment of assets and liabilities to their fair market values and the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), (ii) a $61.5 million extraordinary gain related to the forgiveness of debt (see Note 10 of the Notes to Consolidated Financial Statements), and (iii) a $6.6 million special charge related to an increase in the Company's environmental liability.

Sales and Gross Profit - The following table sets forth selected information regarding the number of stores and the results of the Company's operations during fiscal years 1995, 1994, and 1993:


                                                                      Four Months   |   Eight Months
                                          Year Ended June 30,            Ended      |       Ended         Year Ended
                                         ----------------------         June 30,    |    February 28,    June 30, 1993
                                           1995         1994              1993      |        1993         (Combined)
                                         --------     ---------       -----------   |    ------------    -------------
                                                                                    |
Merchandise sales (millions) (a)            $503.3       $512.0          $172.8     |        $333.6          $506.4
Merchandise gross profit margin (a)           33.9%        34.2%           35.4%    |          35.8%           35.7%
Merchandise gross profit (millions) (a)     $170.8       $175.0          $ 61.2     |        $119.4          $180.6
                                                                                    |
Gasoline sales (millions)                   $402.7       $368.4          $125.2     |        $247.3          $372.5
Gasoline gross profit margin                  13.0%        12.6%           11.3%    |          13.1%           12.5%
Gasoline gross profit (millions)            $ 52.2       $ 46.6          $ 14.1     |        $ 32.4          $ 46.5
                                                                                    |
Total sales (millions)                      $906.0       $880.4          $298.0     |        $580.9          $878.9
Average gross profit margin                   24.6%        25.2%           25.3%    |          26.1%           25.8%
Total gross profit (millions)               $223.0       $221.6          $ 75.3     |        $151.8          $227.1
                                                                                    |
Stores open at beginning of period             709          719             721     |           778             778
Stores added                                    --           88              --     |            --              --
Stores closed or sold                          (48)         (98)             (2)    |           (57)            (59)
                                          --------     --------          ------     |        ------           -----
Stores open at end of period                   661          709             719     |           721             719
Stores selling gasoline at end of period       600          638             622     |           624             622
                                                                                    |
Average number of stores                       692          716             720     |           734             729
                                                                                    |
Average sales per store (thousands):                                                |
   Merchandise (a)                        $  727.3     $  715.1          $240.0     |        $454.5        $  694.6
   Gasoline                                  581.9        514.5           173.9     |         336.9           511.0
                                          --------     --------         -------     |        ------        --------
      Total                               $1,309.2     $1,229.6          $413.9     |        $791.4        $1,205.6
Gasoline gallons sold (millions)             371.6        372.4           119.4     |         231.8           351.2
                                                                                    |
Average gasoline gallons sold per                                                   |
   average gas store (thousands)             599.4        597.8           192.8     |         369.1           561.9

(a) Merchandise sales include other income from the sale of money orders and lottery tickets, as well as income from pay telephones, automatic teller machines and game machines.

Merchandise sales decreased $8.7 million, or 2%, in fiscal 1995 as compared to fiscal 1994. Merchandise sales on a same-store basis increased $7.8 million, or 2%, in fiscal 1995 as compared with the prior year, primarily due to increased sales of soft drinks, beer and refrigerated juices. Such increase was offset, however, by a $16.5 million reduction in merchandise sales due to stores that closed since the prior period and a lower volume of merchandise sold by the Texas stores acquired in the April 29, 1994 transaction with The Circle K Corporation (the "Circle K Transaction") as compared to the California and Georgia stores divested in the same transaction.

Merchandise gross profits decreased $4.2 million, or 2%, in fiscal 1995 as compared to fiscal 1994. On a same-store basis, merchandise gross profits increased $1.4 million, or 1%, in fiscal 1995 as compared with the prior year, primarily due to increased profits related to soft drinks, cigarettes and beer. Such increase was offset, however, by a $5.6 million reduction in merchandise gross profits due to stores that closed since the prior period combined with a decrease in profits from the

Texas stores acquired in the Circle K Transaction as compared to the California and Georgia stores divested in the same transaction. Merchandise gross profit margins decreased 0.3 percentage points from 34.2% in fiscal 1994 to 33.9% in fiscal 1995. Merchandise gross profit margins from same-store sales also decreased 0.3 percentage points when compared to the prior period.

Merchandise sales increased $5.6 million, or 1%, in fiscal 1994 as compared with fiscal 1993. On a same-store basis, merchandise sales increased 3% in fiscal 1994 as compared with the prior year, primarily due to increased Texas Lottery commission revenues and money order sales, as well as the positive impact on sales of price promoting such items as fountain drinks, select premium beers and refrigerated juices.

Merchandise gross profits decreased $5.6 million, or 3%, in fiscal 1994 as compared with fiscal 1993 while gross profit margins decreased 1.5 percentage points. The decrease in gross profits and gross profit margins was primarily due to the effects of certain value pricing promotions coupled with a $2.7 million reduction in supplier discounts and rebates in fiscal 1994. These decreases were partially offset by $3.1 million and $1.0 million increases in Texas Lottery commission revenues and money order sales, respectively, combined with the increased gross profits and gross profit margins of cigarettes in fiscal 1994 as compared to fiscal 1993. On a same-store basis, merchandise gross profits decreased $2.4 million, or 2% in fiscal 1994 as compared with the prior year, primarily due to the aforementioned reasons.

Gasoline sales increased $34.3 million, or 9%, in fiscal 1995 as compared to fiscal 1994, primarily due to a 10% increase in the average retail selling price of gasoline during fiscal 1995. Gasoline volumes on a same-store basis increased 6% during fiscal 1995 as compared to the prior year as a result of the Company's continued emphasis on a volume growth strategy combined with the positive impact from modernizing the gasoline facilities in the Dallas/Fort Worth market. Gasoline gross profits increased $5.6 million, or 12%, in fiscal 1995 as compared to fiscal 1994, primarily due to higher gasoline margins. Gasoline gross profit margins on a per gallon basis averaged 14.0 cents for fiscal 1995 as compared to 12.5 cents for the prior year period.

Gasoline sales decreased $4.1 million, or 1%, in fiscal 1994 as compared with the prior year period, primarily due to a 7% decrease in the average retail
selling price of gasoline during fiscal year 1994.   This decrease was offset
by a 6% increase in gasoline sales volumes. Volumes on a same-store basis increased 9% during fiscal 1994 as compared to the year earlier period as a result of the Company's continued emphasis on a volume growth strategy. Gasoline gross profits of $46.6 million during fiscal 1994 were consistent with the prior year level of $46.5 million. Gasoline gross profit margins decreased to 12.5 cents per gallon for fiscal 1994 from 13.2 cents per gallon in fiscal 1993. The Company attributes the decrease primarily to lower margins in the California market during fiscal 1994 as compared to the unusually high margins recorded in fiscal 1993, combined with competitive pressures in the Texas markets in fiscal 1994. This decrease in margins was partially offset by lower gasoline costs which favorably affected gasoline margins in the first five months of fiscal 1994.

An analysis of merchandise sales, gasoline sales and gasoline sales volumes follows (amounts in millions):


                                                                      Four Months  |  Eight Months
                                         Year Ended June 30,            Ended      |     Ended            Year Ended
                                       -----------------------         June 30,    |  February 28,       June 30, 1993
                                          1995          1994             1993      |     1993             (Combined)
                                       ----------      -------         --------    |    -------             --------
                                                                                   |
Merchandise Sales: (a)                                                             |
   Same-stores (b)  . . . . . . . .       $438.5        $430.7           $143.9    |       $275.0            $418.9
   New stores (c)   . . . . . . . .         50.2           8.8               --    |           --                --
   Stores closed or sold (d)  . . .         14.6          72.5             28.9    |         58.6              87.5
                                          ------        ------           ------    |       ------            ------
                                          $503.3        $512.0           $172.8    |       $333.6            $506.4
                                         =======        ======           ======    |       ======            ======
                                                                                   |
Gasoline Sales:                                                                    |
   Same-stores (b)  . . . . . . . .       $345.9        $299.7           $100.1    |       $193.1            $293.2
   New stores (c)   . . . . . . . .         49.2           8.0               --    |           --                --
   Stores closed or sold (d)  . . .          7.6          60.7             25.1    |         54.2              79.3
                                         -------        ------           ------    |       ------            ------
                                          $402.7        $368.4           $125.2    |       $247.3            $372.5
                                         =======        ======           ======    |       ======            ======
                                                                                   |
                                                                                   |
Gasoline Gallons:                                                                  |
   Same-stores (b)  . . . . . . . .        319.8         302.1             95.2    |        180.8             276.0
   New stores (c)   . . . . . . . .         44.8           7.8               --    |           --                --
   Stores closed or sold (d)  . . .          7.0          62.5             24.2    |         51.0              75.2
                                         -------        ------           ------    |       ------            ------
                                           371.6         372.4            119.4    |        231.8             351.2
                                         =======        ======           ======    |       ======            ======

(a) Merchandise sales include other income from the sale of money orders and lottery tickets, as well as income from pay telephones, automatic teller machines and game machines.
(b) Represents the 588 stores (527 stores selling gasoline) which opened prior to July 1, 1992 and continued to operate through June 30, 1995.
(c) Includes the stores acquired in the Circle K Transaction which remain open at June 30, 1995 (see Note 3 of the Notes to Consolidated Financial Statements).
(d) Includes the stores divested in the Circle K Transaction and those stores acquired in the Circle K Transaction which were subsequently closed or sold.

Operating Expenses - Operating expenses decreased $4.3 million, or 3%, in fiscal 1995 as compared to fiscal 1994, primarily due to decreases in insurance and utilities. Operating expenses as a percentage of total sales decreased to 18.3% for the fiscal year ended June 30, 1995 as compared to 19.3% for fiscal 1994. Insurance expense decreased $5.1 million, largely as a result of credits recorded to adjust the Company's accrued liability for its employee injury insurance programs to the amount estimated by independent actuaries. Utility expense decreased $1.0 million in fiscal 1995 as compared to the prior period due to (i) lower utility rates in the acquired Circle K stores as compared to the divested Southern California and Atlanta, Georgia stores, and (ii) a utility commission-mandated refund in the Houston market. These decreases were partially offset by a $2.7 million increase in salary expense, primarily due to higher hourly wages, higher bonus expense in the Dallas/Forth Worth market and increased staffing to provide improved customer service.

Operating expenses increased $7.4 million, or 5%, in fiscal 1994 as compared to fiscal 1993, primarily due to an increase in repair and maintenance, insurance, labor and utilities. Operating expenses as a percentage of total sales increased to 19.3% for the fiscal year ended June 30, 1994 as compared to 18.5% for fiscal 1993. Repair and maintenance expense increased $2.7 million, primarily due to the resumption of certain projects which had been deferred while the Company was in Chapter 11. Insurance expense increased $2.1 million as a result of changes in the terms and provisions of existing insurance policies. Labor costs increased $1.6 million due to a more tenured work force and additional staffing at the store level. Utilities increased $1.0 million primarily due to rate increases for electricity, garbage and telephone services in the Company's key Texas market areas. These increases were partially offset by lower than anticipated property tax rates.

General and Administrative ("G&A") Expenses - G&A expenses for the year ended June 30, 1995 increased $6.6 million, or 19%, as compared to fiscal 1994, primarily due to (i) higher labor expense of $1.7 million attributable to increased salaries and field management bonus expense, (ii) increased employee benefits expense of $1.2 million, and (iii) $1.1 million of increased professional fees related to nonrecurring consulting and internal costs incurred in the development of the "Dallas lab" associated with Project Breakthrough.

G&A expenses for the year ended June 30, 1994 increased $2.4 million, or 8%, as compared to fiscal 1993, primarily due to (i) $2.9 million related to the reinstatement of certain employee benefits effective July 1, 1993, (ii) consulting fees and other expenses of $2.0 million incurred in fiscal 1994 associated with Project Breakthrough, and (iii) $1.0 million associated with twelve months of amortization during fiscal 1994 on the Reorganization Value in Excess of Amounts Allocable to Identifiable Assets ("Excess Reorganization Value") (as compared to four months of amortization in fiscal 1993). These increases were partially offset by a reduction of $2.3 million in certain reorganization-related liabilities.

Gain on Sale of Assets - During fiscal 1995, the Company completed transactions whereby 43 of its operating convenience stores (25 in the Houston market and 18 in the Dallas/Fort Worth market), together with related inventories and equipment, were sold for cash consideration of approximately $4.4 million. The Company recorded a pretax gain of $360,000 in connection with these transactions.

During fiscal 1994, the Company completed a transaction whereby the Company (i) exchanged its 53 operating convenience stores in Southern California, together with related inventories and equipment, for 88 operating convenience stores of The Circle K Corporation in the Dallas/Fort Worth and Houston areas, together with related inventories and equipment, and (ii) sold its 27 operating convenience stores in Atlanta, Georgia, together with related inventories and equipment, for cash consideration of approximately $9.2 million. The Company recorded a pretax gain of $3.0 million in connection with this transaction.

Other Special Charges - Prior to its emergence from bankruptcy, the Company conducted an in-depth review of its potential environmental and remediation obligations, pursuant to which a special charge aggregating $6.6 million was recorded in February 1993.

Interest Expense - Interest expense decreased $1.3 million in fiscal 1995 as compared to fiscal 1994, primarily due to the decrease in debt outstanding between the periods. Interest expense increased $5.8 million in fiscal 1994 as compared to the same period of the prior year, primarily due to the resumption of interest accruals on all debt obligations upon emergence from Chapter 11 reorganization. Prior to March 9, 1993 (the effective date of the reorganization), the Company recorded interest expense only for those prepetition debt instruments which were fully secured and on all debtor-in-possession financing.

Interest Income - Interest income increased $0.2 million in fiscal 1995 as compared to the prior year period (despite reduced levels of cash available for investment) due to substantially higher interest rates on the Company's short-term investments. Interest income for the year ended June 30, 1994 increased $0.8 million from the prior year period, primarily due to an increase in the cash available for investment purposes in fiscal 1994 as compared to fiscal 1993. In addition, the

Company's short-term investments yielded a higher rate of return in fiscal 1994 as compared to fiscal 1993.

Reorganization Expenses, net - Reorganization expenses include those costs and income items which were incurred by the Company solely as a result of operating under Chapter 11 of the Bankruptcy Code. During the year ended June 30, 1993, the Company incurred $8.1 million of such costs, primarily professional fees.

Fresh-Start Adjustments - As required by fresh-start reporting, the Company made adjustments to record its assets and liabilities to their fair market values as of March 1, 1993, which adjustments resulted in a $382,000 pretax credit to the income statement for the eight-month period ended February 28, 1993 (see Note 10 of the Notes to Consolidated Financial Statements). Additionally, as of March 1, 1993, the Company adopted SFAS 109.

Income Taxes - The effective income tax rate of the Reorganized Company for the fiscal years ended June 30, 1995 and 1994 and for the period from March 1 to June 30, 1993 differs from the federal statutory rate primarily because of state income taxes and the inability to deduct for tax purposes the amortization of Excess Reorganization Value, offset in fiscal 1995 and 1994 by targeted jobs tax credits, and in fiscal 1994 by the cumulative increase in the net deferred tax asset resulting from an increase in the statutory federal tax rate. The effective income tax rate of the Predecessor Company for the eight months ended February 28, 1993 differs from the federal statutory rate primarily because the previous method of accounting required the use of prior year loss carryforwards to reduce the effective federal income tax rate for financial reporting purposes.

Extraordinary Gain - On the Effective Date or thereafter, as provided in the Plan of Reorganization, the Company distributed cash, debt instruments, common stock and warrants to purchase common stock in settlement of its liabilities subject to compromise. The fair market value of the cash and securities distributed was approximately $61.5 million less than the prepetition liabilities and the resulting difference was recorded as an extraordinary gain (see Note 10 of the Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL COMMITMENTS

Liquidity - Working capital totalled $7.8 million at June 30, 1995 and $15.5 million at June 30, 1994. Cash and cash equivalents were $32.1 million and $49.1 million at June 30, 1995 and 1994, respectively. The $17.0 million decrease between the periods is primarily the result of $21.6 million of capital expenditures, $18.5 million of debt payments and $0.8 million of other net cash expenditures, which amounts were partially offset by $19.5 million of cash provided by operating activities and proceeds of $4.4 million from the sale of assets.

Cash provided by operating activities totalled $19.5 million and $25.7 million for fiscal 1995 and 1994, respectively. The decrease in fiscal 1995 cash provided by operating activities versus the prior fiscal year is primarily due to the timing of working capital items and lower operating income. Of the $3.9 million and $4.3 million recorded as income tax expense for fiscal 1995 and 1994, $366,000 and $423,000, respectively, was payable in the year reported, with the remainder reducing the deferred tax asset account as a result of the utilization of net operating losses.

During the fourth quarter of fiscal 1994, the Company began the implementation of a program to enhance and redefine the Company's focus on customer service and employee effectiveness ("Project Breakthrough"). An integral component of the program involves the upgrading of equipment and technology through the installation of integrated state-of-the-art sales and inventory management systems. These systems will significantly automate store operations by capturing data on point-of-sale and scanning equipment. The Company initiated the program in its 94 Dallas/Fort Worth stores during fiscal 1995 and has made approximately $10.6 million of capital improvements in connection with these stores, approximately two-thirds of which expenditures were financed through operating lease transactions. Additionally, the Company has expended approximately $5.1 million in consulting and other related expenses in connection with the program, of which $2.0 million and $3.1 million were incurred in fiscal 1994 and 1995, respectively. An additional $4.1 million has been expended for software development costs required for the overall program's implementation, of which $0.8 million and $3.3 million were incurred in fiscal 1994 and 1995, respectively. The costs associated with the program which have not been financed through operating lease transactions have been and will be funded by cash generated from operations as well as cash on hand. The Company expects to begin the next phase of the program's implementation into 171 stores in San Antonio and Austin during the third quarter of fiscal 1996 and in connection therewith, expects to expend approximately $15.3 million, approximately $11.0 million of which will be financed through operating lease transactions.

On April 29, 1994, the Company completed the transaction whereby the Company
(i) exchanged its 53 operating convenience stores in Southern California, together with related inventories and equipment, for 88 operating convenience stores of The Circle K Corporation in the Dallas/Fort Worth and Houston areas, together with related inventories and equipment, and (ii) sold its 27 operating convenience stores in Atlanta, Georgia, together with related inventories and equipment, for cash consideration of approximately $9.2 million, of which amount, approximately $2.7 million was used to reduce long-term bank debt; the remaining $6.5 million was added to the Company's working capital.

Management continually evaluates the profitability of its operating stores, taking into consideration the economic feasibility of the investment required for upgrading equipment and technology and expenditures required to comply with environmental laws. Based on this evaluation, Management divests stores that do not qualify under this investment criteria. During fiscal 1995, the Company sold 43 operating convenience stores (25 in the Houston market and 18 in the Dallas/Fort Worth market), together with related inventories and equipment, for cash consideration of approximately $4.4 million, which resulted in a pretax net gain of $360,000. Net proceeds from these sales and any such sales in the future are generally required to be used for the repayment of mortgage or long-term bank debt.

Because substantially all of the Company's sales are for cash and because total inventories are converted to cash approximately once a month, the Company considers its cash flows adequate to satisfy its daily working capital requirements. However, in order to further enhance its liquidity, the Company has a revolving credit agreement which provides for the borrowing and/or issuance of letters of credit in the aggregate of up to $8.0 million, increasing to $11.0 million during the period from November 1 through May 1 of each year. The revolving credit agreement requires that, during each fiscal year, the Company pay off all outstanding cash borrowings thereunder for a period of 30 consecutive days. The Company had no borrowings under this facility during fiscal 1995. Letter of credit issuances cannot exceed $8.0 million and cash borrowings are limited to the commitment limit less letters of credit outstanding. The facility terminates on September 30, 1996. At June 30, 1995, no letters of credit were outstanding under this facility. During the first quarter of fiscal 1996, the Company will utilize $3.1 million of the credit agreement for the issuance of a letter of credit, which letter of credit will automatically increase to $4.1 million on December 31, 1995. Under the terms of certain of the Company's long-term bank debt agreements, the Company cannot pay cash dividends on its Common Stock or purchase treasury stock.

The Company's scheduled payments on long-term debt in fiscal years 1996, 1997, 1998, 1999 and 2000 are $12.1 million, $12.1 million, $13.0 million, $13.5 million and $5.2 million, respectively.

Capital Commitments - The Company's capital expenditures during fiscal 1995 aggregated $21.6 million as compared to $21.9 million in fiscal 1994 and $11.7 million in fiscal 1993. During fiscal 1995, capital expenditures consisted of $9.5 million of gasoline dispensing equipment and underground piping (which expenditures were required to comply with environmental laws), $3.7 million in equipment replacement and store improvements, $3.6 million associated with the implementation of Project Breakthrough, $1.5 million on security for stores, $1.3 million on new store development and $2.0 million on a number of smaller projects, mostly related to store improvements.

The Company's long-term bank debt agreement limits fiscal 1996 capital/environmental remediation expenditures to the lesser of (a) the consolidated fixed charge margin, as defined, or (b) $24.0 million, plus in both cases, excess cash flow, as defined. For fiscal 1996, the Company anticipates it will require approximately $33.5 million for capital expenditures/remediation for certain improvements mandated by environmental regulations, in addition to upgrading store security systems, installing state-of-the-art sales and inventory management systems, remodeling existing stores, constructing new stores and replacing equipment. The Company expects to enter into negotiations to amend the long-term bank debt agreements at the appropriate time to provide for an increase in the current limits on its capital/environmental remediation expenditures; the outcome of such negotiations cannot be determined at this time.

See Item 1. "Business - Regulatory Matters - Environmental Capital Commitments" and Item 1. "Business - Regulatory Matters - Environmental Remediation Contingency" for a discussion of the Company's environmental capital expenditures and commitments.

Risk and Uncertainties - During the year ended June 30, 1995, the sale of gasoline products, tobacco products and alcoholic beverages comprised 44%, 13% and 13%, respectively, of total Company sales. The Clinton Administration has made numerous proposals that would result in increased excise taxes on alcoholic beverages and tobacco products. While the Company cannot predict whether these tax proposals will become law, similar previous tax increases on such products have generally had a negative impact on the sales and results of operations of the Company.

See Item 1. "Business - Regulatory Matters" for a discussion of certain risks with respect to the industry in which the Company operates and the products it sells.

World gasoline markets have historically been subject to periods of sudden and extreme volatility as a result of changing supply and demand for crude oil and gasoline. The Company's liquidity and gross profits could be adversely affected in the future should such conditions occur, and such adverse effects could be significant.

For tax purposes, an ownership change is defined as occurring when, during any three year period, the Company's 5% shareholders (as defined in the Internal Revenue Code) increase their ownership in the Company's stock by more than 50 percentage points (an "Ownership Change"). Circle K has offered to purchase all of the Company's Common Stock, which transaction, if consummated, would constitute an Ownership Change. The Plan of Reorganization, adopted with the Company's emergence from bankruptcy on March 9, 1993, resulted in an Ownership Change since substantially all of the new stock was issued to the creditors of the Company. Should a second Ownership Change occur, the Company's use of its tax loss and credit carryforwards, and other tax attributes could be severely restricted or eliminated.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of National Convenience Stores Incorporated and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheets of National Convenience Stores Incorporated and subsidiaries (the "Company") as of June 30, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 1995 and 1994 and for the period from inception (March 1, 1993) to June 30, 1993 (the "Reorganized Company") and the eight months ended February 28, 1993 (the "Predecessor Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 10 to the consolidated financial statements, on February 25, 1993, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on March 8, 1993. Accordingly, the accompanying Reorganized Company's consolidated financial statements have been prepared in conformity with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods.

In our opinion, the Reorganized Company's consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1995 and 1994, and the results of its operations and its cash flows for the years ended June 30, 1995 and 1994 and for the period from inception (March 1, 1993) to June 30, 1993 in conformity with generally accepted accounting principles. Further, in our opinion, the Predecessor Company's consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the eight months ended February 28, 1993 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Houston, Texas
September 19, 1995

          NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (amounts in thousands, except per share amounts)


                                                                                                          |  Predecessor
                                                                       Reorganized Company                |    Company
                                                        --------------------------------------------------|--------------
                                                                                            Period from   |
                                                                                             Inception    |  Eight Months
                                                            Year Ended June 30,           (March 1, 1993) |     Ended
                                                       -----------------------------        to June 30,   |  February 28,
                                                           1995            1994                1993       |     1993
                                                       ------------   --------------       -------------- |  ------------
                                                                                                          |
Sales . . . . . . . . . . . . . . . . . . . . . .        $906,023          $880,447          $297,985     |    $ 580,867
                                                                                                          |
Costs and Expenses:                                                                                       |
   Cost of sales  . . . . . . . . . . . . . . . .         683,037           658,845           222,639     |      429,019
   Operating expenses   . . . . . . . . . . . . .         165,529           169,870            54,193     |      108,326
   General and administrative expenses  . . . . .          40,756            34,204            10,982     |       20,793
   Gain on sale of assets, net (Note 3)   . . . .            (360)           (2,965)               --     |           --
   Other special charges (Note 10)  . . . . . . .              --                --                --     |        6,561
                                                         --------          --------          --------     |    ---------
                                                          888,962           859,954           287,814     |      564,699
                                                         --------          --------          --------     |    ---------
                                                                                                          |
Operating Income  . . . . . . . . . . . . . . . .          17,061            20,493            10,171     |       16,168
                                                                                                          |
Other Income (Expense):                                                                                   |
   Interest expense   . . . . . . . . . . . . . .          (9,297)          (10,598)           (3,241)    |       (1,547)
   Interest income  . . . . . . . . . . . . . . .           1,411             1,220               328     |           50
                                                         --------          --------          --------     |    ---------
                                                                                                          |
Income Before Reorganization Expenses,                                                                    |
   Fresh-Start Adjustments, Income Tax Expense                                                            |
   and Extraordinary Gain   . . . . . . . . . . .           9,175            11,115             7,258     |       14,671
                                                                                                          |
Reorganization Expenses, net  . . . . . . . . . .              --                --                --     |       (8,124)
Fresh-Start Adjustments (Note 10) . . . . . . . .              --                --                --     |          382
                                                         --------          --------          --------     |    ---------
                                                                                                          |
Income Before Income Tax Expense and                                                                      |
   Extraordinary Gain   . . . . . . . . . . . . .           9,175            11,115             7,258     |        6,929
                                                                                                          |
Income Tax Expense  (Note 6)  . . . . . . . . . .           3,883             4,280             2,869     |          133
                                                         --------          --------          --------     |    ---------
Income Before Extraordinary Gain  . . . . . . . .           5,292             6,835             4,389     |        6,796
                                                                                                          |
Extraordinary Gain (Note 10)  . . . . . . . . . .              --               --                 --     |       61,493
                                                         --------          --------          --------     |    ---------
                                                                                                          |
Net Income  . . . . . . . . . . . . . . . . . . .        $  5,292          $  6,835          $  4,389     |    $  68,289
                                                         ========          ========          ========     |    =========
                                                                                                          |
Earnings Per Share:                                                                                       |
   Primary  . . . . . . . . . . . . . . . . . . .        $   0.87          $   1.09           $  0.70     |            *
   Fully Diluted  . . . . . . . . . . . . . . . .            0.87              1.09              0.70     |            *
                                                                                                          |
Weighted Average Number of Shares Outstanding:                                                            |
   Primary  . . . . . . . . . . . . . . . . . . .           6,054             6,274             6,276     |            *
   Fully Diluted  . . . . . . . . . . . . . . . .           6,061             6,274             6,291     |            *

*  Not meaningful.

                See Notes to Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)


                                                                                             June 30,
                                                                                ---------------------------------
                                                                                    1995                  1994
                                                                                ----------              ---------
ASSETS
Current Assets:
   Cash and cash equivalents, $9,093 and $14,083 reserved   . . . . .           $  32,075              $   49,075
   Accounts receivable, net   . . . . . . . . . . . . . . . . . . . .               4,718                   5,449
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . .              36,555                  39,626
   Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . .               2,518                   4,775
   Deferred tax asset (Note 6)  . . . . . . . . . . . . . . . . . . .               5,610                   4,259
                                                                                 --------                --------
      Total Current Assets  . . . . . . . . . . . . . . . . . . . . .              81,476                 103,184

Property and Equipment, net of Accumulated Depreciation  (Note 3) . .             162,508                 158,075

Other Assets:
   Reorganization value in excess of amounts allocable to
      identifiable assets, net (Note 10)  . . . . . . . . . . . . . .              23,939                  34,542
   Deferred tax asset, net (Note 6)   . . . . . . . . . . . . . . . .               5,620                   1,812
   Other assets, net  . . . . . . . . . . . . . . . . . . . . . . . .              10,781                   8,915
                                                                                 --------                --------
      Total Other Assets  . . . . . . . . . . . . . . . . . . . . . .              40,340                  45,269
                                                                                 --------                --------
                                                                                 $284,324                $306,528
                                                                                 ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses (Note 4)   . . . . . . . . .            $ 61,625                $ 75,563
   Current portion of long-term debt (Note 5)   . . . . . . . . . . .              12,061                  12,103
                                                                                 --------                --------
      Total Current Liabilities   . . . . . . . . . . . . . . . . . .              73,686                  87,666

Long-Term Debt (Note 5) . . . . . . . . . . . . . . . . . . . . . . .              90,256                 107,204
Other Long-Term Liabilities (Notes 4, 9 and 11) . . . . . . . . . . .              40,342                  36,910

Commitments and Contingencies (Notes 11 and 12)

Stockholders' Equity (Note 7):
   Common Stock, par value $.01 per share; 50,000,000 shares
     authorized; 6,050,075 and 6,050,069 shares issued
     and outstanding  . . . . . . . . . . . . . . . . . . . . . . . .                  61                      61
   Additional paid-in capital   . . . . . . . . . . . . . . . . . . .              63,463                  63,463
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . .              16,516                  11,224
                                                                                 --------                --------
      Total Stockholders' Equity  . . . . . . . . . . . . . . . . . .              80,040                  74,748
                                                                                 --------                --------
                                                                                 $284,324                $306,528
                                                                                 ========                ========





                See Notes to Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                                             |     Predecessor
                                                                              Reorganized Company            |       Company
                                                                   ---------------------------------------   |    -------------
                                                                                               Period from   |
                                                                                               Inception     |     Eight Months
                                                                      Year Ended June 30,    (March 1, 1993) |        Ended
                                                                   ------------------------    to June 30,   |      February 28,
                                                                      1995          1994          1993       |         1993
                                                                   ---------      ---------   ------------   |     -------------
                                                                                                             |
                                                                                                             |
                                                                                                             |
Cash Flows From Operating Activities:                                                                        |
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . .   $ 5,292       $ 6,835       $ 4,389      |      $ 68,289
   Adjustments to reconcile net income to net cash                                                           |
      provided by operating activities:                                                                      |
         Depreciation and amortization  . . . . . . . . . . . . .    13,661        17,690         5,587      |        10,887
         Deferred income taxes  . . . . . . . . . . . . . . . . .     3,517         3,578         2,374      |            --
         Gain on sale of assets, net  . . . . . . . . . . . . . .      (360)       (2,965)           --      |            --
         Fresh-start adjustments and other special charges  . . .        --            --            --      |         6,179
         Extraordinary gain   . . . . . . . . . . . . . . . . . .        --            --            --      |       (61,493)
         Other, net   . . . . . . . . . . . . . . . . . . . . . .     1,204          (28)           495      |           157
   Changes in operating assets and liabilities:                                                              |
         (Increase) decrease in accounts and notes                                                           |
            receivable and prepaid expenses . . . . . . . . . . .     5,421        (2,549)         (111)     |           727
         (Increase) decrease in inventories   . . . . . . . . . .     2,185        (2,713)       (2,621)     |         5,691
         Increase (decrease) in accounts payable and                                                         |
            accrued expenses  . . . . . . . . . . . . . . . . . .   (11,064)        5,630        21,222      |        (2,536)
         Increase (decrease) in income taxes  . . . . . . . . . .      (351)          214          (397)     |            38
                                                                   --------      --------      --------      |      --------
      Net cash provided by operating activities   . . . . . . . .    19,505        25,692        30,938      |        27,939
                                                                   --------      --------      --------      |      --------
Cash Flows From Investing Activities:                                                                        |
   Capital expenditures   . . . . . . . . . . . . . . . . . . . .   (21,607)      (21,942)       (8,671)     |        (3,016)
   Proceeds from sale of assets   . . . . . . . . . . . . . . . .     4,351         9,150            --      |         3,100
   Other, net   . . . . . . . . . . . . . . . . . . . . . . . . .      (905)        1,456           566      |         2,612
                                                                   --------      --------      --------      |      --------
      Net cash provided by (used in) investing activities   . . .   (18,161)      (11,336)       (8,105)     |         2,696
                                                                   --------      --------      --------      |      --------
                                                                                                             |
Cash Flows From Financing Activities:                                                                        |
   Principal payments on long-term debt   . . . . . . . . . . . .   (18,529)      (18,932)       (3,618)     |            --
   Cash settlement of liabilities subject to compromise . . . . .        --          (266)      (36,584)     |            --
   Other, net   . . . . . . . . . . . . . . . . . . . . . . . . .       185           526         3,005      |          (181)
                                                                   --------      --------      --------      |      --------
      Net cash used in financing activities   . . . . . . . . . .   (18,344)      (18,672)      (37,197)     |          (181)
                                                                   --------      --------      --------      |      --------
Net Increase (Decrease) in Cash and Cash Equivalents  . . . . . .   (17,000)       (4,316)      (14,364)     |        30,454
Cash and Cash Equivalents - Beginning of Period . . . . . . . . .    49,075        53,391        67,755      |        37,301
                                                                   --------      --------      --------      |      --------
Cash and Cash Equivalents - End of Period . . . . . . . . . . . .  $ 32,075       $49,075      $ 53,391      |      $ 67,755
                                                                   ========       =======      ========      |      ========
                                                                                                             |
Supplemental Cash Flow Information:                                                                          |
   Interest paid  . . . . . . . . . . . . . . . . . . . . . . . .  $  9,493      $ 10,525      $  3,073      |      $     85
                                                                                                             |
   Income taxes paid  . . . . . . . . . . . . . . . . . . . . . .  $    396      $    446      $    396      |      $     93


                See Notes to Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                ($ in thousands)


                                                   Preferred Stock              Common Stock         Additional
                                                ----------------------    -------------------------    Paid-in
Notes                                            Shares        Amount        Shares         Amount     Capital
                                                ---------     --------    ------------     --------   ---------

PREDECESSOR COMPANY:
   Balance at June 30, 1992   . . . . . . . .     245,241     $    245      24,001,984      $10,001    $108,544

      Net income for the eight months
          ended February 28, 1993 . . . . . .          --           --              --           --          --
      Cancellation of stock of
          Predecessor Company . . . . . . . .    (245,241)        (245)    (24,001,984)     (10,001)   (108,544)
      Issuance of Common Stock of
          Reorganized Company   . . . . . . .          --           --       6,000,000           60      62,813
                                                ---------     --------    ------------     --------   ---------

----------------------------------------------------------------------------------------------------------------
REORGANIZED COMPANY:
   Balance at February 28, 1993   . . . . . .          --           --       6,000,000           60      62,813

      Net income for the period
          from inception (March 1, 1993)
          to June 30, 1993  . . . . . . . . .          --           --             --            --          --
                                                ---------     --------    ------------     --------   ---------

   Balance at June 30, 1993   . . . . . . . .          --           --       6,000,000           60      62,813

      Net income  . . . . . . . . . . . . . .          --           --              --           --          --
      Exercise of stock options   . . . . . .          --           --          50,000            1         524
      Income tax benefit related to
          stock options . . . . . . . . . . .          --           --              --           --         125
      Exercise of warrants  . . . . . . . . .          --           --              69           --           1
                                                ---------     --------    ------------     --------   ---------

   Balance at June 30, 1994   . . . . . . . .          --           --       6,050,069           61      63,463

      Net income  . . . . . . . . . . . . . .          --           --              --           --          --
      Exercise of warrants  . . . . . . . . .          --           --               6           --          --
                                                ---------     --------    ------------     --------   ---------

   Balance at June 30, 1995   . . . . . . . .          --     $     --       6,050,075     $     61   $  63,463
                                                =========     ========    ============     ========   =========




                                                          Retained          Treasury Stock
                                                          Earnings     -------------------------        Notes
Notes                                                    (Deficit)       Shares          Amount       Receivable
                                                         ----------    -----------     ---------      ----------
PREDECESSOR COMPANY:
   Balance at June 30, 1992   . . . . . . . .            $(195,819)     2,542,888      $(15,729)      $(23,167)

      Net income for the eight months
          ended February 28, 1993 . . . . . .               68,289             --            --             --
      Cancellation of stock of
          Predecessor Company . . . . . . . .              127,530     (2,542,888)       15,729         23,167
      Issuance of Common Stock of
          Reorganized Company   . . . . . . .                   --             --            --             --
                                                        ----------    -----------     ---------      ---------

--------------------------------------------------------------------------------------------------------------
REORGANIZED COMPANY:
   Balance at February 28, 1993   . . . . . .                   --             --            --             --

      Net income for the period
          from inception (March 1, 1993)
          to June 30, 1993  . . . . . . . . .                4,389             --            --             --
                                                        ----------    -----------     ---------      ---------

   Balance at June 30, 1993   . . . . . . . .                4,389             --            --             --

      Net income  . . . . . . . . . . . . . .                6,835             --            --             --
      Exercise of stock options   . . . . . .                   --             --            --             --
      Income tax benefit related to
          stock options . . . . . . . . . . .                   --             --            --             --
      Exercise of warrants  . . . . . . . . .                   --             --            --             --
                                                        ----------    -----------     ---------      ---------

   Balance at June 30, 1994   . . . . . . . .               11,224             --            --             --

      Net income  . . . . . . . . . . . . . .                5,292             --            --             --
      Exercise of warrants  . . . . . . . . .                   --             --            --             --
                                                        ----------    -----------     ---------      ---------

   Balance at June 30, 1995   . . . . . . . .              $16,516             --     $      --      $      --
                                                        ==========    ===========     =========      =========

                See Notes to Consolidated Financial Statements.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE CIRCLE K CORPORATION ("CIRCLE K") TENDER OFFER

On September 7, 1995, The Circle K Corporation ("Circle K") commenced an unsolicited cash tender offer to purchase all the Company's outstanding common stock (and associated rights to purchase preferred stock) and warrants to purchase common stock at $20.00 per share and $2.25 per warrant, respectively (the "Circle K Offer"). The Circle K Offer expires on October 4, 1995, unless extended. On September 18, 1995, the Company's Board of Directors unanimously determined to reject the Circle K Offer and recommended that NCS securityholders not tender any of their securities. See Note 12 for additional information, including an additional acquisition proposal at a price substantially higher than the Circle K Offer.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of National Convenience Stores Incorporated and its wholly-owned subsidiaries (the "Company"), with all significant intercompany accounts and transactions eliminated in consolidation. Certain amounts in prior years have been reclassified to conform to the current year's presentation.

Basis of Presentation - As more fully described in Note 10, on February 25, 1993, a court order was entered in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court") confirming the Company's Revised Fourth Amended and Restated Joint Plan of Reorganization (the "Plan of Reorganization"). As a result, the Company adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), which resulted in adjustments to the Company's common stockholders' equity and the carrying value of its assets and liabilities. For accounting purposes, the inception date ("Inception") for the reorganized company is deemed to be March 1, 1993. Therefore, since March 1, 1993, the Company's consolidated financial statements have been prepared as if it were a new reporting entity (the "Reorganized Company"); the term "Predecessor Company" relates to the Company for all periods prior to March 1, 1993. A solid black line is shown in the Consolidated Statements of Operations, Cash Flows and Stockholders' Equity (Deficit) to separate the Reorganized Company from the Predecessor Company since these financial statements have not been prepared on a consistent basis of accounting.

In connection with the adoption of SOP 90-7, the Company was also required to adopt the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") as of March 1, 1993 (see Note 6).

Cash and Cash Equivalents - Cash and cash equivalents consist of cash and short-term highly liquid investments which are readily convertible into cash and have original maturities of three months or less. The carrying amount approximates fair market value because of the short maturity of these investments. The reserved cash balances at June 30, 1995 and 1994 of $9.1 million and $14.1 million, respectively, are comprised of cash accumulated in trust accounts (at the Company's option) for the payment of payroll, sales and gasoline taxes and state lottery sales proceeds. Also included in the reserved cash balances at June 30, 1995 and 1994 is cash from the Circle K transaction that has been held in escrow pending final resolution of collateral-related matters.

Inventories - Merchandise inventories are stated at the lower of first-in, first-out cost or market, determined by the retail inventory method; gasoline inventories are stated at average cost.

Property and Equipment - In accordance with SOP 90-7, property and equipment were restated at March 1, 1993 to approximate fair market value (see Note 10). Subsequent additions have been recorded at cost. Provision for depreciation and amortization is made on a straight-line basis over the estimated useful lives of the assets or the Company's average lease life, as applicable (see
Note 3). Maintenance and repairs are charged to expense as incurred, whereas renewals and betterments are capitalized.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets ("Excess Reorganization Value") - Excess Reorganization Value is being amortized on a straight-line basis over 20 years. Amortization expense of $1.6 million, $1.5 million and $0.5 million was recorded for the years ended June 30, 1995 and 1994 and the four month period from March 1, 1993 to June 30, 1993, respectively. In accordance with purchase accounting, any downward revaluations of the deferred tax asset valuation allowance will result in a reassignment of a portion of Excess Reorganization Value to Deferred Tax Assets, net (see Note 6).

Income Taxes - In connection with the adoption of fresh-start reporting, the Company adopted SFAS 109 as of March 1, 1993 (see Note 6). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by using enacted tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be realized or settled. Under SFAS 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in net earnings in the period in which the tax rate change was enacted. Income tax expense of the Predecessor Company was recorded pursuant to the provisions of Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes" ("SFAS 96").

Earnings Per Share - Earnings per share for the Reorganized Company have been computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents (stock options and warrants) outstanding during the period.

All of the Predecessor Company's outstanding common and preferred stock was cancelled on the date the Plan of Reorganization became effective; accordingly, earnings per share for the Predecessor Company are not presented because they are not comparable with the earnings per share provided for the Reorganized Company.

Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values.

The fair value amounts for the Company's long-term debt as of June 30, 1995 and 1994 are estimated to be approximately $6.6 million and $5.7 million, respectively, less than the carrying value and have been determined by the Company using appropriate valuation methodologies and information available to management at that time. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange. The fair value of the Company's long-term debt was estimated based on the current interest rates available to the Company for debt with similar terms and remaining maturities.

3.  PROPERTY AND EQUIPMENT

                                                                                       June  30,
                                                                              ------------------------------
                                                                                1995                  1994
                                                                              --------               -------
                                                                                        (thousands)
Land      . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $  40,239            $  40,470
Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               31,963               37,713
Leasehold Improvements  . . . . . . . . . . . . . . . . . . . . . .               30,361               20,059
Equipment and Fixtures  . . . . . . . . . . . . . . . . . . . . . .               87,095               79,048
                                                                               ---------            ---------
                                                                                 189,658              177,290

Less:  Accumulated Depreciation . . . . . . . . . . . . . . . . . .               27,150               19,215
                                                                               ---------            ---------
                                                                                $162,508             $158,075
                                                                               =========            =========

The annual provision for depreciation has been computed principally in accordance with the following rates and ranges of rates applied on the straight-line method: Buildings, 4%; Leasehold Improvements, 5%-33%; Equipment and Fixtures, 4%-17%.

On April 29, 1994, the Company completed a transaction whereby the Company (i) exchanged its 53 operating convenience stores in Southern California, together with related inventories and equipment, for 88 operating convenience stores of Circle K in the Dallas/Fort Worth and Houston areas, together with related inventories and equipment, and (ii) sold its 27 operating convenience stores in Atlanta, Georgia, together with related inventories and equipment, for cash consideration of approximately $9.2 million. The Company recorded a pretax gain of $3.0 million in connection with this transaction.

During fiscal 1995, the Company completed transactions whereby 43 of its operating convenience stores (25 in the Houston market and 18 in the Dallas/Fort Worth market), together with related inventories and equipment, were sold for cash consideration of approximately $4.4 million. The Company recorded a pretax gain of $360,000 in connection with these transactions.

4.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                                          June  30,
                                                                                 -----------------------------
                                                                                   1995                  1994
                                                                                 -------                ------
                                                                                           (thousands)
Accounts Payable  . . . . . . . . . . . . . . . . . . . . . . . . .               $30,860              $39,147
Accrued Sales and Property Taxes  . . . . . . . . . . . . . . . . .                10,059               11,126
Accrued Insurance . . . . . . . . . . . . . . . . . . . . . . . . .                 6,955                6,915
Accrued Salaries and Wages  . . . . . . . . . . . . . . . . . . . .                 4,010                3,907
Other Accrued Expenses  . . . . . . . . . . . . . . . . . . . . . .                 9,741               14,468
                                                                                  -------              -------
                                                                                  $61,625              $75,563
                                                                                  =======              =======

At June 30, 1995 and 1994, the Company's insurance liability totalled approximately $19.6 million and $17.5 million, respectively, of which amounts, $7.0 million and $6.9 million, respectively, is included in Accounts Payable and Accrued Expenses. The remaining balances are included in Other Long-Term Liabilities. Also, at June 30, 1995 and 1994, the accrued environmental liability totalled $19.6 million and $20.8 million, respectively, of which amounts, $2.1 million and $3.7 million, respectively, are included in Other Accrued Expenses. The remaining balances are included in Other Long-Term Liabilities (see Note 11).

5.         DEBT

At June 30, 1995 and 1994, long-term debt consisted of the following (in thousands):

                                                                                     June  30,
                                                                           ----------------------------
                                                                             1995                1994
                                                                           --------            --------
Term Loan, due 2000 . . . . . . . . . . . . . . . . . . . . . . .           $ 41,298           $  53,806
Revolving Credit Agreement  . . . . . . . . . . . . . . . . . . .                 --                  --
Mortgage Notes on Real Estate, due through 2003 . . . . . . . . .             56,511              59,586
Other Notes Payable, due through 2000 . . . . . . . . . . . . . .              4,508               5,915
                                                                            --------           ---------
                                                                             102,317             119,307
Less:  Amounts Due Within One Year  . . . . . . . . . . . . . . .             12,061              12,103
                                                                            --------           ---------
                                                                            $ 90,256           $ 107,204
                                                                            ========           =========

Aggregate maturities on long-term debt for the next five fiscal years are as follows (in thousands):

Year Ending June 30,
       1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $12,061
       1997   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,058
       1998   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,979
       1999   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,519
       2000   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,182

See Note 2 for a discussion of the fair value of the Company's long-term debt.

Term Loan - On March 9, 1993, the Company entered into a term loan agreement (the "Term Loan") with NationsBank of Texas, N. A., as agent (the "Lender"), whereby all of the outstanding balances of the Company's prepetition credit facilities, including the Employee Stock Ownership Plan, the revolving credit facility, as well as drawn and undrawn letters of credit, were combined into the Term Loan aggregating $70.9 million. At June 30, 1995, 90% of the Term Loan, excluding the portion attributable to undrawn letters of credit, bears interest at a fixed rate of 7.39%, with the remainder bearing interest, at the Company's option, of 1% above the prime rate of the Lender, various margins above the United States Treasury Securities rate or Eurodollar rates. The Company is required to make scheduled quarterly principal payments in ascending amounts with a final payment of $2.6 million due on September 30, 1999. Principal payments attributable to undrawn letters of credit will be held in an interest-bearing cash collateral account until such time as the letters of credit are drawn; should the letters of credit expire before being drawn, any excess cash held in the cash collateral account will be refunded to the Company.

The Term Loan, along with the revolving credit agreement discussed below, are secured by substantially all the assets of the Company, its subsidiaries and the subsidiaries' stock. The Term Loan contains limitations customarily found in such agreements on the incurrence of additional debt, the execution of sale and leaseback transactions, investments, any consolidation or merger of the Company, and precludes treasury stock purchases and the payment of cash dividends. The Term Loan limits capital expenditures and environmental remediation expenses to specified amounts over defined periods during the period of the Term Loan. The Term Loan establishes requirements as to the maintenance of certain financial ratios and coverage tests relating to working capital, indebtedness, net worth and cash flow, which must be satisfied quarterly. The Company is required to reduce its aggregate borrowing capacity under the Term Loan with the net cash proceeds from the sale of assets.

Revolving Credit Agreement - On March 9, 1993, the Company entered into a revolving credit facility (the "Revolving Credit Agreement") with the Lender, as agent, to provide financing for general corporate purposes. The Revolving Credit Agreement provides for the borrowing and/or issuance of letters of credit in the aggregate of up to $8.0 million, increasing to $11.0 million during the period from November 1 through May 1 of each year. The Revolving Credit Agreement requires that, during each fiscal year, the Company pay off all outstanding cash borrowings thereunder for a period of 30 consecutive days. The Company had no borrowings under this facility during fiscal 1995. During the first quarter of fiscal 1996, the Company will utilize $3.1 million of the credit agreement for the issuance of a letter of credit, which letter of credit will automatically increase to $4.1 million on December 31, 1995. Letter of credit issuances cannot exceed $8.0 million and cash borrowings are limited to the commitment limit less letters of credit outstanding. Cash borrowings under the Revolving Credit Agreement bear interest at 1% above the prime rate of the Lender. Any remaining outstanding principal balance becomes due and payable on September 30, 1996. The Revolving Credit Agreement contains provisions similar to the Term Loan with respect to collateralization, reduction of outstanding loan balances with asset sales proceeds, limitations of Company actions and the maintenance of certain financial ratios and coverage tests.

Mortgage Notes on Real Estate - Mortgage notes payable bear interest at 9.5%, increasing to 11% in 2001 and 12% in 2002. The Company is required to make quarterly principal payments on the notes, with the unpaid balances maturing on September 30, 2003.

Interest - Effective December 9, 1991 (the date the Company filed for Chapter 11 reorganization) and continuing through March 9, 1993, (the date the Company emerged from reorganization (the "Effective Date")) the Company recorded interest expense only for those prepetition debt instruments which were fully secured and on all debtor-in-possession financing. As of the Effective Date, the Company has been recording interest expense as incurred.

Change of Control - The Term Loan and Revolving Credit Agreement contain provisions whereby, in the event of a change of control (as defined), (i) all notes outstanding (together with accrued interest thereon) are immediately due and payable, (ii) all letters of credit are terminated, and (iii) all letters of credit outstanding must be fully cash collateralized.

6.       INCOME TAXES
Income tax expense consists of (in thousands):


                                                          Reorganized Company                 |   Predecessor Company
                                           ------------------------------------------------   |   -------------------
                                                Year Ended June 30,            Period from    |      Eight Months
                                           ----------------------------       Inception to    |         Ended
                                              1995              1994          June 30, 1993   |    February 28, 1993
                                           -----------        ---------      ---------------  |  ---------------------
                                                                                              |
Current:                                                                                      |
   Federal    . . . . . . . . . .          $    122          $    426           $    328      |        $     --
   State        . . . . . . . . .               244               276                167      |             133
                                             ------           -------            -------      |         -------
                                                366               702                495      |             133
   Deferred   . . . . . . . . . .             3,517             3,578              2,374      |              --
                                             ------           -------            -------      |         -------
                                            $ 3,883          $  4,280           $  2,869      |        $    133
                                             ======           =======            =======      |         =======

A reconciliation of the Company's effective tax rate with the statutory federal income tax rate is as follows:

                                                          Reorganized Company                 |   Predecessor Company
                                           ------------------------------------------------   |   -------------------
                                                Year Ended June 30,            Period from    |     Eight Months
                                           ----------------------------       Inception to    |         Ended
                                              1995              1994          June 30, 1993   |    February 28, 1993
                                           -----------        ---------      ---------------  |  ----------------------
                                                                                              |
Method of accounting  . . . . .             SFAS 109         SFAS 109            SFAS 109     |           SFAS 96
                                                                                              |
Income tax expense at statutory rate            35.0%            35.0%               34.0%    |              34.0%
Amortization of Excess                                                                        |
   Reorganization Value   . . .                  6.6              5.2                 2.5     |                --
Targeted jobs tax credit  . . .                 (2.6)            (2.8)                 --     |                --
Net operating loss carryforwards                  --               --                  --     |             (34.0)
State income taxes, net . . . .                  3.0              3.0                 3.0     |               1.9
Increase in net deferred tax asset                                                            |
   resulting from increase in                                                                 |
   federal income tax rate  . .                   --             (2.1)                 --     |                --
Other, net  . . . . . . . . . .                  0.3              0.2                  --     |                --
                                             -------         --------            --------     |           -------
                                                42.3%            38.5%               39.5%    |               1.9%
                                             =======         ========            ========     |           =======


In connection with the adoption of fresh-start reporting, the Company adopted SFAS 109 as of March 1, 1993. The effective income tax rate of the Reorganized Company for the fiscal years ended June 30, 1995 and 1994 and the period from Inception to June 30, 1993 differs from the federal statutory rate primarily because of state income taxes and the inability to deduct for tax purposes the amortization of Excess Reorganization Value, offset in fiscal 1995 and 1994 by targeted jobs tax credits, and in fiscal 1994 by the cumulative increase in the net deferred tax asset resulting from an increase in the statutory federal tax rate. Income tax expense for the Predecessor Company was recorded pursuant to the provisions of SFAS 96. SFAS 96 uses an asset and liability approach similar to SFAS 109; however, under SFAS 96, consideration of future events, other than the reversal of temporary differences, is not permitted. For the eight months ended February 28, 1993, the Predecessor Company incurred a federal net operating loss; therefore, income tax expense was comprised solely of state income taxes.

Significant components of the Company's net deferred tax assets and liabilities as of June 30, 1995 and 1994 were as follows (in thousands):

                                                                          June 30,
                                                                    ------------------------
                                                                     1995              1994
                                                                    ------           -------
Deferred tax assets:
   Accruals and provisions not
      currently deductible  . . . . . . . . . . . .                  $19,935         $ 25,125
   Operating loss carryforwards   . . . . . . . . .                   10,347           10,327
   Tax credit carryforwards   . . . . . . . . . . .                    8,286            7,974
   Other  . . . . . . . . . . . . . . . . . . . . .                      861              975
                                                                    --------         --------
                                                                      39,429           44,401
                                                                    --------         --------

Deferred tax liabilities:
   Tax over book depreciation   . . . . . . . . . .                  (15,133)         (13,139)
   Differences between book and tax
      basis of property   . . . . . . . . . . . . .                   (7,942)         (13,563)
   Other  . . . . . . . . . . . . . . . . . . . . .                     (124)            (124)
                                                                   ---------         --------
                                                                     (23,199)         (26,826)

Deferred tax asset valuation allowance  . . . . . .                   (5,000)         (11,504)
                                                                   ---------         --------
   Net deferred tax asset   . . . . . . . . . . . .                  $11,230         $  6,071
                                                                   =========         ========

Reflected on Consolidated Balance Sheets as:
   Current deferred tax asset, net  . . . . . . . .                  $ 5,610         $  4,259
   Noncurrent deferred tax asset, net   . . . . . .                    5,620            1,812
                                                                   ---------         --------
      Net deferred tax asset    . . . . . . . . . .                  $11,230         $  6,071
                                                                   =========         ========

The deferred tax asset valuation allowance decreased by $6.5 million during fiscal 1995 and by $3.5 million during fiscal 1994, largely the result of the increased probability that the Company will utilize tax losses and credits before they expire. The decrease in the valuation allowance was recorded as a reduction of the Excess Reorganization Value. The remaining valuation allowance is deemed appropriate by management in view of the expiration date of the net operating losses and credits and the amount of future taxable income necessary to utilize such losses and credits. If the full value of the deferred tax assets were to be realized in future years, Excess Reorganization Value would be further reduced by $5.0 million.

On March 15, 1995, the Company filed its federal income tax return for the year ended June 30, 1994, which reflected net operating loss carryforwards of $39.6 million plus tax credits of $7.8 million. The net operating losses expire if unused by fiscal year 2007. The tax credits expire in varying amounts if unused by fiscal years 2000 to 2010. As of June 30, 1995, the net operating loss carryforward is estimated to have been reduced to $29.6 million as a result of the application of the loss carryforwards to reduce taxable income for fiscal year 1995.

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

The Company expects the remaining net operating loss carryforwards, tax credit carryforwards, and other tax attributes to be available to offset future income taxes, subject to the expiration dates described above. However, should a second Ownership Change occur, the Company's use of these tax loss and credit carryforwards, and other tax attributes could be severely restricted or eliminated. Pursuant to the Plan of Reorganization, the Company's Restated Certificate of Incorporation, dated March 9, 1993, contains restrictions through June 30, 1996 on the transfer of stock to or from the Reorganized Company's 5% stockholders (as defined in the Plan of Reorganization) or those that would become 5% stockholders as a result of a subsequent stock transaction. These restrictions serve as a means of preserving the benefits of the pre-confirmation tax attributes of the Company.

In the opinion of Management, adequate provision has been made for income taxes, and any adjustments which have been or may be determined to be necessary will not materially affect the Company's financial position.

7.       CAPITAL STOCK

Capital Stock - As provided for in the Plan of Reorganization, the Company's Restated Certificate of Incorporation authorizes the issuance of 50,000,000 shares of common stock, $.01 par value (the "Common Stock") and 1,000,000 shares of preferred stock. Pursuant to the terms of the Plan of Reorganization, the Company issued 6,000,000 shares of its new Common Stock.
No shares of preferred stock have been issued, however the Company has adopted a plan whereby holders of its Common Stock have been granted rights to purchase a new series of preferred stock, as discussed below in "Stockholder Rights Plan." The Common Stock was traded on the Nasdaq National Market ("NASDAQ") under the symbol "NCSI" until November 16, 1994, at which date the Common
Stock began trading on the New York Stock Exchange using the symbol "NCS." See
Note 6 for a discussion of certain restrictions with respect to transfer of stock ownership of the Company's Common Stock.

Series A Junior Participating Preferred Stock - In connection with the distribution of the rights to purchase preferred stock (the "Rights") on September 11, 1995, the Board of Directors of the Company authorized 100,000 shares of Series A Junior Participating Preferred Stock (the "Series A Preferred Stock") none of which are outstanding. The Series A Preferred Stock would be issued only upon the exercise of Rights. The Rights are not exercisable as of the date hereof. See "Stockholder Rights Plan" below.

Warrants to Purchase Common Stock - In accordance with the Plan of Reorganization, the Company issued 1,350,000 warrants to purchase Common Stock (the "Warrants") pursuant to the terms of a Warrant Agreement dated March 9,
1993.   Each Warrant provides the holder thereof with the right to purchase an equal number of shares of Common Stock at an exercise price of $17.75 per share. The Warrant Agreement has a term of five years and Warrants not exercised prior to March 9, 1998 shall automatically become void and no longer outstanding.

The Warrants are publicly traded on the NASDAQ under the symbol "NCSIW." During fiscal year 1995 and 1994, six and 69 warrants, respectively, were exercised, resulting in a balance of 1,349,925 Warrants outstanding at June 30, 1995.

1993 Non-Qualified Stock Option Plan - In accordance with the terms of the Plan of Reorganization, on March 9, 1993, the Company adopted the 1993 Non-Qualified Stock Option Plan (the "Option Plan"). Under the Option Plan, 900,000 shares of Common Stock are reserved for awards to be granted to certain key management employees and directors in order to encourage participants to acquire proprietary interests in the Company. The Option Plan provides for the original issuance of Reorganization Options, as defined, with a stated exercise price of $10.50 per share; any cancelled Reorganization Options may be subsequently reissued as Additional Options, as defined, at a stated exercise price equal to the fair market value of the Common Stock on the date of grant. All options expire ten years from the date of the grant and are exercisable commencing one year from the date of grant on a cumulative basis at the rate of 33-1/3% per year. The following table summarizes the stock option activity:

                                                                Number of            Option Prices
                                                                 Shares                Per Share
                                                                ---------              ---------
                                                                (thousands)
Original grant on March 9, 1993                                       885                  $10.50
       Cancelled  . . . . . . . . . . . . . . . .                     (30)                  10.50
       Exercised  . . . . . . . . . . . . . . . .                      --                   10.50
                                                                     ----
Options outstanding at June 30, 1993                                  855                   10.50
       Granted  . . . . . . . . . . . . . . . . .                      30                   15.75
       Cancelled  . . . . . . . . . . . . . . . .                     (50)                  10.50
       Exercised  . . . . . . . . . . . . . . . .                     (50)                  10.50
                                                                     ----
Options outstanding at June 30, 1994                                  785                   10.50-15.75
       Granted  . . . . . . . . . . . . . . . . .                     135                    7.50-10.25
       Cancelled  . . . . . . . . . . . . . . . .                    (105)                  10.50-15.75
                                                                     ----
Options outstanding at June 30, 1995  . . . . . .                     815                    7.50-10.50
                                                                     ====

Exercisable at June 30, 1995  . . . . . . . . . .                     405                  $10.50

Stockholder Rights Plan - On August 31, 1995, the Board of Directors of the Company declared a dividend of one right to purchase preferred stock (a "Right") for each outstanding share of the Company's Common Stock, to shareholders of record at the close of business on September 11, 1995. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a "Unit") of Series A Preferred Stock, par value $1.00 per share, at a purchase price of $55 per Unit, subject to adjustment (the "Purchase Price"). The description and terms of the Rights are set forth in a Rights Agreement dated as of August 31, 1995 (the "Rights Agreement") between the Company and Boatmen's Trust Company, as Rights Agent.

The Rights are attached to all certificates representing outstanding shares of Common Stock, and no separate certificates for the Rights have been distributed. The Rights will separate from the Common Stock and a "Distribution Date" will occur upon the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of the outstanding shares of Common Stock (the date of the announcement being the "Stock Acquisition Date"), or (ii) ten business days (or such later date as may be determined by the Company's Board of Directors before the Distribution Date occurs) following the commencement of a tender offer or exchange offer that would result in a person's becoming an Acquiring Person.

The Rights are not exercisable until the Distribution Date and will expire at the close of business on August 31, 2005, unless earlier redeemed or exchanged by the Company as described below. In the Rights Agreement, the Company has generally agreed to use its best efforts to cause the securities of the Company issuable pursuant to the exercise of Rights to be registered under the Securities Act, as soon as practicable after the Rights become exercisable, and to take such action as may be necessary to ensure compliance with applicable state securities laws.

In the event (a "Flip-In Event") that a person becomes an Acquiring Person, each Right will then entitle the holder to receive, upon exercise of such Right, a number of shares of Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a Current Market Price (as defined in the Rights Agreement) equal to two times the exercise price of the Right. Notwithstanding the foregoing, all Rights that are, or under certain circumstances were, beneficially owned by any Acquiring Person (or by certain related parties) will be null and void. The Purchase Price payable, and the number of Units or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time-to-time to prevent dilution.

For example, at an exercise of $55 per Right, each Right not owned by an Acquiring Person (or by certain related parties) following an event set forth in the preceding paragraph would entitle its holder to purchase $110 worth of Common Stock (or other consideration, as noted above), based upon its then Current Market Price, for $55. Assuming that the Common Stock had a Current Market Price of $22 per share at such time, the holder of each valid Right would be entitled to purchase five shares of Common Stock for $55.

In the event (a "Flip-Over Event") that, at any time on or after the Stock Acquisition Date, (i) the Company is acquired in a merger or other business combination transaction or (ii) 50% or more of the Company's assets or earnings power is sold or transferred, each holder of a Right (except Rights that previously have been voided as set forth above) shall thereafter have the right to receive, upon exercise, a number of shares of common stock of the acquiring company (or in certain cases its controlling person) having a Current Market Price equal to two times the exercise price of the Right.

At any time until ten days following a Stock Acquisition Date, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right, payable, at the option of the Company, in cash, shares of Common Stock or such other consideration as the Board of Directors may determine.

Circle K has filed a lawsuit challenging the adoption of the Stockholder Rights Plan (see Item 3. "Legal Proceedings - Circle K Tender Offer").

8.       LEASE ARRANGEMENTS

The Company leases a majority of its convenience stores and support facilities, its corporate headquarters and certain equipment under operating lease agreements. Generally, these leases have initial terms of ten to twenty years, with one to three renewal options for additional five-year periods. It is expected that when these leases expire, they will be renewed or replaced with similar leases. Some of the leases provide for additional rentals based upon a percentage of sales, and many provide for the payment of real estate taxes, insurance and maintenance expenses. Some of these leases also have escalation clauses. The Company has no significant capital leases.

Future noncancelable minimum rental commitments for operating leases with an initial or remaining term of more than one year as of June 30, 1995, are (in thousands):

Year Ending June 30,
   1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $ 20,656
   1997   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              19,220
   1998   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              18,404
   1999   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              17,140
   2000   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              14,426
   Thereafter   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             101,692
                                                                                                     --------

   Total minimum lease payments   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $191,538
                                                                                                     ========


The above commitments have not been reduced by $2.8 million of future rental income under noncancelable subleases.

Rent expenses under operating leases were (in thousands):

                                              Reorganized Company                         |     Predecessor Company
                                  ----------------------------------------------------    |    --------------------
                                          Year Ended June 30,           Period from       |       Eight Months
                                  ---------------------------------      Inception        |           Ended
                                      1995                 1994       to June 30, 1993    |     February 28, 1993
                                  -----------          ------------   ----------------    |    --------------------
                                                                                          |
Minimum rentals . . . . . .          $22,249              $22,177           $  7,490      |          $15,437
Percentage rentals  . . . .            1,076                1,115                327      |              660
Sublease rentals  . . . . .           (1,566)              (1,503)              (470)     |           (1,044)
                                    --------              -------           --------      |         --------
                                     $21,759              $21,789           $  7,347      |          $15,053
                                    ========              =======           ========      |         ========

9.       BENEFIT PLANS

The Company has a profit sharing plan (the "Profit Sharing Plan") available to substantially all employees. The Profit Sharing Plan allows participants to contribute to the plan on a before-tax basis pursuant to Section 401(k) of the Internal Revenue Code. The Company, effective July 1, 1993, began making matching contributions to the Profit Sharing Plan at a level equal to 100% of the employees' before-tax contributions, up to 3% of compensation. In addition to the matching contributions, in fiscal 1995 and 1994, the Company made special contributions to the Profit Sharing Plan of $812,000 and $1,500,000, respectively, to be allocated to all eligible employees using a formula based on tenure and compensation. Total Company contributions to the Profit Sharing Plan were $1,782,000, $2,540,000, and $0 in fiscal 1995, 1994 and 1993, respectively.

Employees have the option of investing Company contributions in a number of different investment funds, including a Company stock fund. As of June 30, 1995, the Profit Sharing Plan owned 31,117 shares of Company Common Stock and 3,545 Warrants.

On March 31, 1994, the Company adopted two non-qualified retirement plans for
(i) certain officers and other key employees (the "Officers' Plan") and (ii) directors (the "Directors' Plan"). The Officers' Plan provides defined benefit payments based on years of service and the employees' average earnings of the three highest of the last five years. The Officers' Plan also includes a defined contribution feature pursuant to which the Company has committed to contribute an annual amount for the benefit of each participant equal to 15% of such participant's bonus, if any. The Directors' Plan provides defined benefit payments based on years of service and the annual fees paid to the director. Charges to expense and funding amounts are based upon amounts computed by independent actuaries. The Company recorded corresponding expenses totalling $912,000 and $175,000 in fiscal 1995 and 1994, respectively. Also, an additional liability of $1,806,000 and $2,067,000 and an intangible asset of an equal amount were recorded on the balance sheet at June 30, 1995 and 1994, respectively.

On August 31, 1995, the Company amended the Officers' Plan as follows: (i) the Officers' average earnings during the three highest of the last five years will include bonuses earned, (ii) the defined contribution feature whereby the Company committed to contribute an annual amount for the benefit of each participant equal to 15% of such participant's bonus has been eliminated effective July 1, 1995, and (iii) vesting occurs five years after the date of hire. The Company also amended the Directors' Plan on August 31, 1995, as follows: (i) the annual retirement benefit to be paid to non-employee directors was increased from two-thirds to 100% of the annual fee paid by the Company to its directors, and (ii) benefits commence on the date the director leaves the Board instead of the later of the director's retirement from the Board or his seventieth birthday.

Net pension cost for the Company's defined benefit plans in fiscal 1995 and fiscal 1994 included the following components (in thousands):

                                                                                               June 30,
                                                                                         ----------------------
                                                                                          1995            1994
                                                                                         ------          ------
Service cost - benefits earned during the period  . . . . . . . . . . . . .              $  225          $  52
Interest cost on projected benefit obligation . . . . . . . . . . . . . . .                 288             69
Amortization of unrecognized past service cost  . . . . . . . . . . . . . .                 212             54
                                                                                        -------        -------

Net pension cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $  725          $ 175
                                                                                        =======        =======

Actuarial present value of accumulated benefit obligation:
       Vested   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $  705          $ 590
       Nonvested  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,001          1,652
                                                                                        -------        -------
Accumulated benefit obligation  . . . . . . . . . . . . . . . . . . . . . .               2,706          2,242
Additional obligation related to projected salary increases . . . . . . . .               1,229          1,139
                                                                                        -------        -------
Total projected benefit obligation  . . . . . . . . . . . . . . . . . . . .               3,935          3,381
Unrecognized prior service cost . . . . . . . . . . . . . . . . . . . . . .              (3,035)        (3,206)
Adjustment needed to recognize minimum liability  . . . . . . . . . . . . .               1,806          2,067
                                                                                        -------        -------
Accrued pension liability . . . . . . . . . . . . . . . . . . . . . . . . .              $2,706         $2,242
                                                                                        =======        =======

The Company has established two irrevocable trusts to hold and invest assets to be used for the payment of benefits under the plans. Such assets, totalling $247,000 and $175,000 at June 30, 1995 and 1994, respectively, are considered general assets of the Company.

Actuarial amounts were determined using an assumed discount rate of 7.5% in fiscal 1995 and 8% in fiscal 1994, and a rate of increase in future compensation levels of 5% for both fiscal years.

10.      PREDECESSOR COMPANY'S CHAPTER 11 REORGANIZATION

On February 25, 1993, the Bankruptcy Court confirmed the Plan of Reorganization, and the reorganization became effective March 9, 1993. The Plan of Reorganization was designed to repay all priority creditors in full on the Effective Date or thereafter (as provided in the Plan of Reorganization) and to repay secured creditors in full over time with interest. Pursuant to the Plan of Reorganization, allowed unsecured claims totalling approximately $137.5 million were cancelled in exchange for $9.3 million of cash, $1.0 million of new indebtedness and 5.91 million shares of newly issued Common Stock of the Reorganized Company. All existing shares of the Predecessor Company's Series E Preferred Stock and common stock were exchanged for a total of 90,000 shares of the Reorganized Company's Common Stock. In addition, Warrants to purchase up to an additional 1.35 million shares of the Reorganized Company's Common Stock at $17.75 per share were distributed to the holders of the Predecessor Company's publicly-held subordinated debentures, the Series E Preferred Stock and the Predecessor Company's common stock. On September 6, 1995, the Bankruptcy Court signed an Order Providing for Closing Chapter 11 Cases, which order closed the Chapter 11 cases in the Bankruptcy Court. Although additional stock of the Company is to be distributed to creditors under the Plan, the remaining unresolved proofs of claim are being resolved in mediation or litigation outside of the Bankruptcy Court.

Fresh-start Reporting - In connection with its emergence from bankruptcy, the Company adopted fresh-start reporting in accordance with SOP 90-7. The Company, with the assistance of its financial advisors, was required to determine its enterprise value, which represents the fair market value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization. The enterprise value of the Company was determined by consideration of several factors and reliance on various valuation methods, including discounted future cash flows, market comparables and price/earnings ratios. All of the valuations depended in large part upon the Company's projected future operating results and cash flows; such projections included assumptions as to anticipated sales and margins, marketing plans, operating expense levels and capital expenditure programs. After extensive negotiations between the Company and its various creditor constituencies, the Company's enterprise value was determined to be within a group of ranges that centered around a point estimate of $210.0 million.

The adjustments to reflect the adoption of fresh-start reporting, including the adjustments to record assets and liabilities at their fair market values and to reflect the adoption of SFAS 109, have been reflected in the accompanying consolidated financial statements as of February 28, 1993 as Fresh-Start Adjustments. In addition, the Reorganized Company's opening balance sheet was further adjusted to eliminate existing equity and to reflect the aforementioned $210.0 million enterprise value, which includes the establishment of Excess Reorganization Value. Accordingly, a solid black line is shown in the consolidated financial statements to separate post-emergence operations from those prior to March 1, 1993, since they have not been prepared on a consistent basis of accounting.

Extraordinary Gain - The Plan of Reorganization resulted in the discharge of an estimated $309.4 million of prepetition claims against the Company through the distribution of $36.5 million in cash, $145.6 million of debt and the issuance of 6.0 million shares of new Common Stock and 1.35 million Warrants to purchase Common Stock. The value of the cash, debt instruments and securities distributed was $61.5 million less than the claims and the resultant gain was recorded as an extraordinary gain.

The effect of the Plan of Reorganization and fresh-start reporting on the Reorganized Company's unaudited consolidated balance sheet as of March 1, 1993 is as follows ($ in thousands):

                                                Pre Fresh-Start
                                                  Balance Sheet             Debt                Fresh-Start
                                               February 28, 1993         Discharge (a)        Adjustments (b)
                                               -----------------         -------------        ---------------
ASSETS
Current Assets:
   Cash and cash equivalents  . . . . . . . .         $  65,318          $         --               $     --
   Accounts and notes receivable, net   . . .             4,333                    --                    (85)
   Inventories  . . . . . . . . . . . . . . .            34,779                    --                   (292)
   Prepaid expenses   . . . . . . . . . . . .             4,521                    --                 (1,059)
                                                      ---------          ------------               --------
      Total Current Assets  . . . . . . . . .           108,951                    --                 (1,436)

Property and Equipment, net . . . . . . . . .           156,389                    --                 (3,283)
Reorganization Value in Excess of Amounts
   Allocable to Identifiable Assets, net  . .                --                    --                     --
Deferred Tax Asset, net . . . . . . . . . . .                --                    --                  1,349
Other Assets, net . . . . . . . . . . . . . .            12,939                  (450)                (3,282)
                                                      ---------          ------------               --------
                                                      $ 278,279          $       (450)              $ (6,652)
                                                      =========          ============               ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable and accrued expenses  . .         $  44,097          $         --               $  8,238
   Prepetition liabilities payable in cash  .                --                20,554                    259
   Current portion of long-term debt (d)  . .            22,353                 3,968                     --
                                                      ---------          ------------               --------
      Total Current Liabilities   . . . . . .            66,450                24,522                  8,497

Liabilities Subject to Compromise . . . . . .           293,817              (287,015)                (6,802)
Long-Term Debt  . . . . . . . . . . . . . . .                --               135,306                     --
Other Liabilities and Deferred Revenue  . . .            27,523                 2,371                 (8,729)

Commitments and Contingencies . . . . . . . .                --                    --                     --


                                                                        Post Fresh-Start
                                                                          Balance Sheet
                                                       Other (c)          March 1, 1993
                                                       ---------          -------------
ASSETS
Current Assets:
   Cash and cash equivalents  . . . . . . . .          $     --             $  65,318
   Accounts and notes receivable, net   . . .                --                 4,248
   Inventories  . . . . . . . . . . . . . . .                --                34,487
   Prepaid expenses   . . . . . . . . . . . .                --                 3,462
                                                       --------             ---------
      Total Current Assets  . . . . . . . . .                --               107,515

Property and Equipment, net . . . . . . . . .                --               153,106
Reorganization Value in Excess of Amounts
   Allocable to Identifiable Assets, net  . .            47,636                47,636
Deferred Tax Asset, net . . . . . . . . . . .                --                 1,349
Other Assets, net . . . . . . . . . . . . . .                --                 9,207
                                                       --------             ---------
                                                       $ 47,636             $ 318,813
                                                       ========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable and accrued expenses  . .          $     --             $  52,335
   Prepetition liabilities payable in cash  .                --                20,813
   Current portion of long-term debt (d)  . .                --                26,321
                                                       --------             ---------
      Total Current Liabilities   . . . . . .                --                99,469

Liabilities Subject to Compromise . . . . . .                --                    --
Long-Term Debt  . . . . . . . . . . . . . . .                --               135,306
Other Liabilities and Deferred Revenue  . . .                --                21,165

Commitments and Contingencies . . . . . . . .                --                    --

                                                         Pre
                                                     Fresh-Start        Post                                         Balance
                                                    Balance Sheet    Fresh-Start                                      Sheet
                                                     February 28,       Debt           Fresh-Start                   March 31,
                                                         1993        Discharge(a)    Adjustments (b)    Other (c)      1993
                                                    -------------    ------------    ---------------   ----------    ---------
Stockholders' Equity (Deficit):
   Series E Preferred Stock   . . . . . . . . . .        245              --                --              (245)           --
   Common Stock, par value $.01 per share;
      50,000,000 shares authorized; 6,000,000
      shares issued and outstanding   . . . . . .         --              60                --                --            60
   Common Stock, par value $.41 2/3 per share;
      50,000,000 shares authorized; 24,001,984
      shares issued   . . . . . . . . . . . . . .     10,001              --                --           (10,001)           --
   Additional paid-in capital   . . . . . . . . .    108,544          62,813                --          (108,544)       62,813
   Retained earnings (deficit)  . . . . . . . . .   (189,405)         61,493               382           127,530            --
                                                    --------        --------           -------           -------      --------
                                                     (70,615)        124,366               382             8,740        62,873
Less:
   Treasury stock   . . . . . . . . . . . . . . .     15,729              --                --           (15,729)           --
   Note receivable  . . . . . . . . . . . . . . .     23,167              --                --           (23,167)           --
                                                    --------         --------          -------          --------      --------
      Total Stockholders' Equity (Deficit)  . . .   (109,511)         124,366              382            47,636        62,873
                                                    --------         --------          -------          --------      --------
                                                    $278,279         $   (450)         $(6,652)         $ 47,636      $318,813
                                                    ========         ========          =======          ========      ========

(a) To record the settlement of liabilities subject to settlement under the Plan of Reorganization.
(b) To record the adjustments to state assets and liabilities at fair market value and to record the cumulative effect of adopting SFAS 109 as of March 1, 1993.
(c) To record the adjustments to cancel the Predecessor Company's equity, zero out the retained deficit and adjust assets to reflect the $210.0 million enterprise value.
(d) Includes $16.0 million payable to secured debt holders on the Effective Date.

The following unaudited Consolidated Pro Forma Statement of Operations reflects the financial results of the Company as if the Plan of Reorganization and change in accounting principle had been effective July 1, 1992 (in thousands, except per share data):

                                                                  Twelve Months Ended June 30, 1993
                                                             ---------------------------------------------
                                                             Historical       Adjustments        Pro Forma
                                                             ----------       -----------        ---------
Sales . . . . . . . . . . . . . . . . . . . . . . . .         $878,852          $     --          $878,852

Costs and Expenses:
   Cost of sales  . . . . . . . . . . . . . . . . . .          651,658                --           651,658
   Operating expenses   . . . . . . . . . . . . . . .          162,519             1,067 (a)       163,586
   General and administrative expenses  . . . . . . .           31,775                --            31,775
   Special charge   . . . . . . . . . . . . . . . . .            6,561                --             6,561
                                                              --------          --------          --------
      Operating Income  . . . . . . . . . . . . . . .           26,339            (1,067)           25,272

Interest expense  . . . . . . . . . . . . . . . . . .           (4,410)           (5,940)(b)       (10,350)
                                                              -------           --------          --------
Income Before Reorganization Expenses,
   Fresh-Start Adjustments, Income Tax
   Expense and Extraordinary Gain   . . . . . . . . .           21,929            (7,007)           14,922

Reorganization Expenses, net  . . . . . . . . . . . .           (8,124)            8,124 (b)            --
Fresh-Start Adjustments . . . . . . . . . . . . . . .              382              (382)(b)            --
                                                              --------          --------         ---------
Income Before Income Tax Expense
   and Extraordinary Gain   . . . . . . . . . . . . .           14,187               735            14,922

Income Tax Expense  . . . . . . . . . . . . . . . . .            3,002             3,102 (c)         6,104
                                                              --------         --------          ---------
Income Before Extraordinary Gain  . . . . . . . . . .           11,185            (2,367)            8,818

Extraordinary Gain  . . . . . . . . . . . . . . . . .           61,493           (61,493)(b)            --
                                                               -------          --------         ---------
Net Income (d)  . . . . . . . . . . . . . . . . . . .          $72,678          $(63,860)        $   8,818
                                                               =======          ========         =========
Earnings Per Share (d)  . . . . . . . . . . . . . . .                                                $1.41

Weighted Average Number of
   Shares Outstanding   . . . . . . . . . . . . . . .                                                6,271

(a)      To record a full year's amortization of Excess Reorganization Value.

(b) To record interest expense on the debt incurred in connection with the Plan of Reorganization and to eliminate Reorganization Expenses, net, Fresh-Start Adjustments and the Extraordinary Gain.

(c)      To record income tax expense as a result of adopting SFAS 109.

(d) Pro Forma Net Income and Earnings Per Share are $12.9 million and $2.06, respectively, when the special charge of $6.6 million, related to an increase in environmental liability, is excluded.

11.      COMMITMENTS AND CONTINGENCIES

The operation and ownership of underground gasoline storage tanks ("USTs") are subject to federal, state and local laws and regulations. The Environmental Protection Agency ("EPA") has issued regulations, including the 1988 amendment to the Resource Conservation and Recovery Act, that establish requirements for
(i) maintaining leak detection methods and equipment, (ii)  upgrading USTs,
(iii) taking corrective action in response to releases, (iv) UST removal to prevent future releases, (v) keeping appropriate records, and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. These regulations also empower states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. In order to ensure compliance with the federal and state environmental laws, the Company has developed a comprehensive gasoline storage and dispensing plan. During fiscal 1993, the Company refined the plan such that its primary focus is on upgrading gasoline dispensing equipment in accordance with upcoming deadlines imposed by regulatory authorities and on providing for the cleanup of existing and future contaminated sites. The gasoline plan generally covers all properties owned and leased by the Company. Management believes that its existing gasoline storage and dispensing procedures and planned capital expenditures will keep the Company in compliance with all federal and state environmental regulations.

Environmental Capital Commitments - The Company has adopted approved tank system release detection methods on all owned or operated USTs and currently utilizes the Statistical Inventory Reconciliation Method for the release detection method on its USTs located in Texas. This method involves statistical analysis of gasoline inventory changes to detect UST releases.

All of the Company's USTs in Texas have been upgraded with the required spill/overfill prevention equipment. By December 22, 1998, the Company's USTs must be upgraded with corrosion protection equipment under applicable federal regulations. The Company estimates that 63% of its USTs are currently in compliance with such regulations, either through the installation of fiberglass or steel fiberglass tanks or by adding cathodic protection to existing steel tanks. In addition, the EPA has required that by January 1, 1996, UST operators must install flow governors which restrict dispensing volumes per minute. Management of the Company believes that the Company's long-range capital budget contains sufficient funds necessary to make the required equipment upgrades prior to the 1996 and 1998 deadlines.

In addition to the foregoing, the EPA has ranked the air quality in major cities in the United States based on the level of ozone measured. Houston and Dallas/Fort Worth are two areas in which the Company currently conducts operations which are considered to be ozone non-attainment areas. The Houston market is classified in the severe ozone non-attainment category while the Dallas/Fort Worth area is classified in the moderate ozone non-attainment category. Under rules promulgated by the EPA and the state of Texas, gasoline dispensing facilities in the two areas were required to have Stage II Vapor Recovery Equipment by November 15, 1994 on all units except those that have not dispensed more than 10,000 gallons in any one month since January 1991. In addition, the Clean Air Act mandated that UST operators in the non-attainment areas adopt a "two point" fuel delivery unloading system which has been installed in all of the Company's USTs which require the system (approximately 73% of the Company's USTs).

During fiscal 1995 and 1994, the Company spent $4.8 million and $6.6 million, respectively, on environmental capital equipment, including $4.5 million and $6.1 million, respectively, on Stage II Vapor Recovery Equipment. In order to ultimately comply with the aforementioned regulations by the mandated deadlines, the Company estimates it will be required to spend approximately $6.0 million on additional equipment and installation through fiscal 1999. Management believes that it has allocated sufficient resources in its long-term capital budget to comply with the improvements required by the state of Texas and EPA regulations to be completed by the end of 1999.

Environmental Remediation Contingency - The majority of the Company's environmental remediation exposure relates to the cleanup of contaminated soil and ground water caused by releases from underground gasoline storage tanks and underground piping systems and claims for third party damages relating to such releases. The Company spent $1.2 million in fiscal 1995 on environmental remediation activities as compared to $1.3 million in fiscal 1994 and $1.3 million in fiscal 1993. The Company estimates that it will incur approximately $5.7 million for environmental remediation expenditures through 1999. At June 30, 1995 and 1994, the accrued environmental liability totalled $19.6 million and $20.8 million, respectively. The actual cost of remediating contaminated sites, removing tanks and settling third party damage claims may be substantially lower or higher than that accrued due to the difficulty in estimating such costs and due to potential changes in the status of regulations and state reimbursement programs. The Company does not believe that any such amount below or in excess of that accrued can be reasonably estimated.

The state of Texas and other states in which the Company previously operated, have established trust funds for the reimbursement of costs related to certain remediation activities. The Company has filed or expects to file claims aggregating approximately $3.0 million with the states to recover a portion of the funds which it has expended or expects to expend on remediation activities. The Company believes the claims it has filed or expects to file will be paid, although collection may occur over a period of several years. Accordingly, the receivable for the aforementioned claims is included in Other Assets on the Company's balance sheet.

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

12.      CIRCLE K TENDER OFFER

On August 8, 1995, the Company received an unsolicited acquisition proposal from Circle K whereby Circle K offered to buy all of the Company's Common Stock for $17.00 cash per share. On August 11, 1995, Circle K proposed an amendment to the Company's by-laws to increase the number of directors from eight to seventeen and to repeal any by-law amendments adopted since January 1, 1994. The Company also received from Circle K a notice of the nomination of nine Circle K officers, directors or affiliates to fill the vacancies created by the proposed by-law amendment.

The Company's Board of Directors retained Merrill Lynch to advise it with respect to the proposal and on August 31, 1995, the Company announced that its Board had unanimously rejected Circle K's unsolicited proposal. Such conclusion was based, in part, upon the opinion of

Merrill Lynch that the Circle K proposal was inadequate from a financial point of view. The Board of Directors also adopted a Stockholder Rights Plan (the "Rights Plan") designed to protect the Company from unfair or coercive takeover tactics and to assure that all of the Company's stockholders receive fair treatment in the event of any takeover proposal. The Board also authorized, in concept, certain agreements and the amendment of certain employment contracts and benefit plans of the Company. See Note 7 for further discussion with respect to the Rights Plan.

On September 7, 1995, Circle K commenced a tender offer for all outstanding shares of the Company's common stock (and associated rights to purchase preferred stock) and all outstanding stock purchase warrants at $20.00 and $2.25 in cash, respectively. The tender offer is conditioned on the tender of a minimum number of outstanding shares and warrants, as well as certain other conditions.

On September 18, 1995, the Company's Board of Directors unanimously determined to reject Circle K's tender offer and recommended that NCS securityholders not tender any of their securities pursuant to the offer. The Board based its decision in part upon the opinion of the Company's financial advisor, Merrill Lynch & Co., that the consideration offered to NCS securityholders in the Circle K Offer was inadequate to NCS securityholders from a financial point of view.

At the same meeting, the Board reviewed and discussed an unsolicited proposal received after the close of business on September 14, 1995 from another party to acquire the Company at a significantly higher price than the Circle K Offer. The Board determined not to accept this proposal. However, given all of the information available, including the unsolicited proposal, the Board has instructed management and Merrill Lynch to explore the Company's strategic alternatives, including the possible sale of the Company to a third party. The Board intends to invite interested parties, including Circle K and the other party, to participate in this process.

See Item 3. "Legal Proceedings - Circle K Tender Offer" for a discussion of certain lawsuits filed pursuant to the Circle K Tender Offer.

13.  QUARTERLY FINANCIAL DATA

Unaudited summarized financial data by quarter for fiscal 1995 and 1994 is as follows (in thousands, except per share data):

                                                                         Fiscal 1995
                                                 -----------------------------------------------------------
                                                    1st Qtr         2nd Qtr         3rd Qtr        4th Qtr
                                                 ------------     ----------      ----------     -----------
Sales . . . . . . . . . . . . . . . . . . .        $235,281         $220,504       $213,640       $236,598
Gross profit  . . . . . . . . . . . . . . .          59,560           57,689         50,423         55,314
Net income  (loss) (1). . . . . . . . . . .           1,143            1,618           (596)         3,127
Income (loss) per share . . . . . . . . . .            0.19             0.27          (0.10)          0.52


                                                                           Fiscal 1994
                                                ------------------------------------------------------------
                                                   1st Qtr          2nd Qtr         3rd Qtr        4th Qtr
                                                ------------      -----------     -----------    -----------
Sales . . . . . . . . . . . . . . . . . . .        $234,280         $213,722       $204,643       $227,802
Gross profit. . . . . . . . . . . . . . . .          62,861           55,988         50,529         52,224
Net income (loss) (2) . . . . . . . . . . .           4,715            1,528         (1,527)         2,119
Income (loss) per share . . . . . . . . . .            0.75             0.24          (0.25)          0.34

(1) The first two quarters of fiscal 1995 results include consulting fees and other expenses of $1.7 million ($0.9 million, or $0.15 per share, on an after-tax basis) and $1.1 million ($0.7 million, or $0.12 per share, on an after-tax basis), respectively, related to Project Breakthrough.
(2) The fourth quarter of fiscal 1994 results include a $3.0 million gain ($1.8 million, or $0.30 per share, on an after-tax basis) recorded in connection with the Circle K transaction, and consulting fees and other expenses of $1.6 million ($1.0 million, or $0.16 per share, on an after-tax basis) related to Project Breakthrough.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, unless the Company shall sooner amend this Form 10-K to supply the information required by this
Item 10. The information concerning executive officers of the Company is included in Item 1 of Part I of this report pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.         EXECUTIVE COMPENSATION

The information required in response to this item is incorporated herein by reference from the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, unless the Company shall sooner amend this Form 10-K to supply the information required by this
Item 11.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this item is incorporated herein by reference from the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, unless the Company shall sooner amend this Form 10-K to supply the information required by this
Item 12.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item is incorporated herein by reference from the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, unless the Company shall sooner amend this Form 10-K to supply the information required by this
Item 13.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K

(a)      FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS.

1.       Financial Statements and Financial Statement Schedules.

         Financial Statements included in Item 8. "Financial Statements and Supplementary Data" of this report:

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

2.       Exhibits.

Exhibit
Number                                 Description
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

2.4   -          Order Providing for Closing Chapter 11 Cases,  In Re: Schepps Food Stores, Inc., et al.,  Case nos. 91-
                 49816-H2-11, 91-49818-H3-11 through 91-49835-H2-11, jointly administered under Case No. 91-49816-H4-11
                 (U.S. Bankruptcy Court for the Southern District of Texas -- Houston Division) (as filed September 11,
                 1995) - incorporated by reference from Exhibit 99.18 to Registrant's Current Report on Form 8-K dated
                 August 18, 1995 (Commission File No. 1-7936, filed September 15, 1995).

3.1   -          Restated Certificate of Incorporation of Registrant dated March 9, 1993 - incorporated by reference from Exhibit 2.1 to Registrant's Current Report on Form 8-A dated March 3, 1993 (Commission File No. 1-
                 7936, filed March 4, 1993).

3.2   -          Restated By-Laws of Registrant dated March 9, 1993, as amended August 10, 1995 - incorporated by reference from Exhibit 3.1 to Registrant's Current Report on Form 8-K dated August 8, 1995 (Commission
                 File No. 1-7936, filed August 14, 1995).

3.3   -          Form of Permanent Common Stock Certificate of Registrant - incorporated by reference from Exhibit 1.2 to Registrant's Current Report on Form 8-A dated March 3, 1993 (Commission File No. 1-7936, filed March
                 4, 1993).

3.4   -          Form of Warrant Certificate of Registrant - incorporated by reference from Exhibit 1.3 to Registrant's
                 Current Report on Form 8-A dated March 3, 1993 (Commission File No. 1-7936, filed March 4, 1993).

4.1.1            Revolving Credit Agreement dated as of March 9, 1993, between Registrant, its Subsidiaries Signatory thereto, the Financial Institutions Signatory thereto, and NationsBank of Texas, N.A., as Agent -
                 incorporated by reference to Exhibit 4(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (Commission File No. 1-7936, filed May 13, 1993).

4.1.2  -         First Amendment dated as of June 15, 1993 to Revolving Credit Agreement between Registrant, its
                 Subsidiaries Signatory thereto, the Financial Institutions Signatory Thereto, and NationsBank of Texas,
                 N.A., as Agent - incorporated by reference from Exhibit 4.1.1 to Registrant's Annual Report on Form 10-
                 K for the year ended June 30, 1994 (Commission File No. 1-7936, filed September 28, 1994).

4.2.1  -         Second Amended and Restated Credit Agreement dated as of March 9, 1993, between Registrant and
                 NationsBank of Texas, N.A., as Agent - incorporated by reference to Exhibit 4(c) to Registrant's
                 Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (Commission File No. 1-7936, filed
                 May 13, 1993).

4.2.2  -         First Amendment dated as of June 15, 1993 to Second Amended and Restated Credit Agreement between
                 Registrant and NationsBank of Texas, N.A., as Agent - incorporated by reference from Exhibit 4.3.1 to
                 Registrant's Annual Report on Form 10-K for the year ended June 30, 1994 (Commission File No. 1-7936, filed September 28, 1994).

4.3    -         Second Amendment dated March 31, 1994 to Second Amended and Restated Credit Agreement between
                 Registrant and NationsBank of Texas, N.A., as Agent, Second Amendment dated March 31, 1994 to Revolving
                 Credit Agreement between Registrant, its Subsidiaries Signatory Thereto, the Financial Institution's
                 Signatory Thereto and NationsBank of Texas, N.A., as Agent and Overriding Amendment To All Other Loan
                 Documents dated March 31, 1994 - incorporated by reference from Exhibit 4.4 to Registrant's Annual
                 Report on Form 10-K for the year ended June 30, 1994 (Commission File No. 1-7936, filed September 28,
                 1994).

*4.4   -         Third Amendment, dated March 31, 1995 to Second Amended and Restated Credit Agreement between
                 Registrant and NationsBank of Texas, N.A., as Agent and Third Amendment, dated March 31, 1995 to the
                 Revolving Credit Agreement between Registrant, its Subsidiaries Signatory Thereto, the Financial
                 Institution's Signatory Thereto and NationsBank of Texas, N.A., as Agent.

*4.5   -         Fourth Amendment, dated as of June 30, 1995, to Second Amended and Restated Credit Agreement between
                 Registrant and NationsBank of Texas, N.A., as Agent, and Fourth Amendment, dated as of June 30, 1995, to Revolving Credit Agreement between Registrant, its Subsidiaries Signatory Thereto, the Financial
                 Institution's Signatory Thereto and NationsBank of Texas, N.A., as Agent.

10.1.1 -         Twentieth Amendment and Restatement of the Registrant's Profit Sharing Plan and Trust executed
                 December 16, 1993 - incorporated by reference from Exhibit 10.1.1 to Registrant's Annual Report on Form
                 10-K for the year ended June 30, 1994 (Commission File No. 1-7936, filed September 28, 1994).

10.1.2  -        Twenty-first Amendment of the Registrant's Profit Sharing Plan and Trust executed August 9, 1994 -
                 incorporated by reference from Exhibit 10.1.2 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1994 (Commission File No. 1-7936, filed September 28, 1994).

10.1.3  -        Form of Twenty-second Amendment to National Convenience Stores Incorporated Profit Sharing Plan and
                 Trust effective as of July 1, 1995 - incorporated by reference from Exhibit 99.8 to Registrant's
                 Current Report on Form 8-K dated August 18, 1995 (Commission File No. 1 - 7936, filed September 15,
                 1995).

10.2    -        Form of Indemnification Agreement for officers and directors of Registrant dated as of July 18, 1986 -
                 incorporated by reference from Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1987 (Commission File No. 1-7936).

10.3    -        Warrant Agreement Dated March 9, 1993 between National Convenience Stores Incorporated and Boatmen's
                 Trust Company as Warrant Agent - incorporated by reference from Exhibit 10.1 to Registrant's Current
                 Report on Form 8-K dated February 25, 1993 (Commission No. 1-7936, filed March 12, 1993).

10.4   -         Registrant's 1993 Non-Qualified Stock Option Plan dated as of March 9, 1993 - incorporated by reference from Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993
                 (Commission No. 1-7936, filed May 13, 1993).

10.5   -         Rights Agreement dated as of August 31, 1995 between Registrant and Boatmen's Trust company as Rights
                 Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior
                 Participating Preferred Stock of National Convenience Stores Incorporated setting forth the terms of the Preferred Stock, as Exhibit B the Rights Certificate and as Exhibit C the Summary of Rights to
                 Purchase Preferred Stock.  Pursuant to the Rights Agreement, Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement). -  incorporated by reference from
                 Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 31, 1995 (Commission File No. 1-
                 7936, filed September 5, 1995).

10.6   -         Asset Exchange Agreement By and Among National Convenience Stores Incorporated, NCS Realty Company, The
                 Circle K Corporation and Circle K Properties, Inc. dated as of April 20, 1994 and as amended on April
                 29, 1994 - incorporated by reference from Exhibit 10.10 to Registrant's Current Report on Form 8-K
                 dated April 29, 1994 (Commission File No. 1-7936, filed May 13, 1994).

10.7   -         Asset Purchase Agreement By and Among National Convenience Stores Incorporated, NCS Realty Company,
                 Stop N  Go markets of Georgia, Inc., The Circle K Corporation and Circle K Properties, Inc. dated as of
                 April 20, 1994 and as amended on April 29, 1994 - incorporated by reference from Exhibit 10.11 to
                 Registrant's Current Report on Form 8-K dated April 29, 1994 (Commission File No. 1-7936, filed May 13,
                 1994).

10.8  -          Amended and Restated National Convenience Stores Incorporated Officers' Retirement Plan effective as of
                 August 31, 1995 - incorporated by reference from

                 Exhibit 99.4 to Registrant's Current Report on Form 8-K dated August 18, 1995 (Commission File No. 1-
                 7936, filed September 15, 1995).

10.9  -          Amended and Restated Trust under National Convenience Stores Incorporated Officers' Retirement Plan
                 effective as of August 31, 1995, by and between Registrant and Bank One, Texas,  N.A.  -  incorporated by reference from Exhibit 99.5 to Registrant's Current Report on Form 8-K dated August 18, 1995
                 (Commission File No. 1-7936, filed September 15, 1995).

10.10 -          Amended and Restated National Convenience Stores Incorporated Directors' Retirement Plan effective as of August 31, 1995 - incorporated by reference from Exhibit 99.6 to Registrant's Current Report on Form
                 8-K dated August 18, 1995 (Commission File No. 1-7936, filed September 15, 1995).

10.11 -          Amended and Restated Trust under National Convenience Stores Incorporated Directors' Retirement Plan
                 effective as of August 31, 1995, by and between Registrant and Bank One, Texas, N.A.  -  incorporated by reference from Exhibit 99.7 to Registrant's Current Report on Form 8-K dated August 18, 1995
                 (Commission File No. 1-7936, filed September 15, 1995).

10.12 -          Form of Director Agreement executed effective as of August 31, 1995 by and between Registrant and each of Richard C. Steadman, Dunbar N. Chambers, Jr., Charles J. Luellen, Raymond W. Oeland, Jr., Lionel
                 Sosa, Robert B. Stobaugh, and William K. Wilde - incorporated by reference from Exhibit 99.9 to
                 Registrant's Current Report on Form 8-K dated August 18, 1995 (Commission File No. 1-7936, filed
                 September 15, 1995).

10.13 -          Agreement Amending and Restating Employment Agreement executed as of August 31, 1995 but effective from and after July 1, 1995 by and between Registrant and V. H. Van Horn - incorporated by reference from
                 Exhibit 99.10 to Registrant's Current Report on Form 8-K dated August 18, 1995 (Commission File No. 1-
                 7936, filed September 15, 1995).

10.14 -          Agreement Amending and Restating Employment Agreement executed as of August 31, 1995 but effective as of May 18, 1993 by and between Registrant and A. J. Gallerano - incorporated by reference from Exhibit
                 99.11 to Registrant's Current Report on Form 8-K dated August 18, 1995 (Commission File No. 1-7936, filed September 15, 1995).

10.15 -          Agreement Amending and Restating Employment Agreement executed as of August 31, 1995 but effective as of May 18, 1993 by and between Registrant and Arnold Van Zanten - incorporated by reference from
                 Exhibit 99.12 to Registrant's Current Report on Form 8-K dated August 18, 1995 (Commission File No. 1-
                 7936, filed September 15, 1995).

10.16 -          Agreement Amending and Restating Employment Agreement executed as of August 31, 1995 but effective as of May 18, 1993 by and between Registrant and C. R. Wortham - incorporated by reference from Exhibit
                 99.13 to Registrant's Current Report on Form 8-K dated August 18, 1995 (Commission File No. 1-7936, filed September 15, 1995).

10.17 -          Agreement Amending and Restating Employment Agreement executed as of August 31, 1995 but effective as of May 18, 1993 by and between Registrant and

                 Brian Fontana - incorporated by reference from Exhibit 99.14 to Registrant's Current Report on Form 8-K
                 dated August 18, 1995 (Commission File No. 1-7936, filed September 15, 1995).

  10.18 -        Agreement Amending and Restating Employment Agreement executed as of August 31, 1995 but effective as of October 31, 1994 by and between Registrant and Douglas B. Binford - incorporated by reference from
                 Exhibit 99.15 to Registrant's Current Report on Form 8-K dated August 18, 1995 (Commission File No. 1-
                 7936, filed September 15, 1995).

  10.19 -        Employment Agreement executed as of March 21, 1995 but effective February 1, 1995 by and between
                 Registrant and Janice E. Bryant - incorporated by reference from Exhibit 99.16 to Registrant's Current
                 Report on Form 8-K dated August 18, 1995 (Commission File No. 1-7936, filed September 15, 1995).

 *10.20 -        Agreement Amending and Restating Employment Agreement executed as of August 31, 1995 but effective as of
                 February 1, 1995 by and between the Company and Janice E. Bryant.

  10.21 -        Promissory Note dated August 31, 1995 by and between V. H. Van Horn, as Maker, and Registrant, as Payee
                 -  incorporated by reference from Exhibit 99.19 to Registrant's Current Report on Form 8-K dated August
                 18, 1995 (Commission File No. 1-7936, filed September 15, 1995).

**10.22 -        Master Agreement for ATM Facilities dated August 31, 1995 between Registrant and NationsBank of Texas,
                 N.A. - incorporated by reference from Exhibit 99.17 to Registrant's Current Report on Form 8-K dated
                 August 18, 1995 (Commission File No. 1-7936, filed September 15, 1995).

 *11   -         Computation of primary and fully diluted earnings per share.

 *21   -         Subsidiaries of Registrant.

 *24   -         Powers of attorney executed by certain directors of Registrant.

 *27   -         Financial Data Schedule.


99.1 -           Class Action Complaint, Thomas J. McKula, Jr., on behalf of himself and all others similarly situated v.
                 William K. Wilde, et al., C.A. 14481 (Delaware Chancery Court for the State of Delaware in and for New
                 Castle County) (as filed August 15, 1995) - incorporated by reference from Exhibit 99.3 to Registrant's
                 Current Report on Form 8-K dated August 11, 1995 (Commission File No. 1-7936, filed August 21, 1995).

99.2 -           Class Action Complaint, Crandon Capital Partners v. V. H. Van Horn, et al., C.A. 14489 (Chancery Court
                 of the State of Delaware in and for New Castle County) (as filed August 18, 1995) - incorporated by reference from Exhibit 99.1 to Registrant's Current Report on Form 8-K dated August 18, 1995
                 (Commission File No. 1-7936, filed September 15, 1995).


99.3 -           Complaint, The Circle K Corporation v. National Convenience Stores Incorporated, et al., C.A.  14518
                 (Chancery Court of the State of Delaware in and for New Castle County) (as filed September 5, 1995) -
                 incorporated by reference from Exhibit 99.2 to Registrant's Current Report on Form 8-K dated August 18,
                 1995 (Commission File No. 1-7936, filed September 15, 1995).

99.4 -           Complaint, The Circle K Corporation v. National Convenience Stores Incorporated, et al., C.A. 95-537
                 (U.S. District Court for the District of Delaware) (as filed September 5, 1995) - incorporated by reference from Exhibit 99.3 to Registrant's Current Report on Form 8-K dated August 18, 1995
                 (Commission File No. 1-7936, filed September 15, 1995).


 *   Filed herewith.
** Confidential treatment has been requested with respect to portions of this exhibit.

(b)      REPORTS ON FORM 8-K

The Company did not file a Current Report on Form 8-K during the fourth quarter of fiscal 1995.

On August 14, 1995, the Company filed a Current Report on Form 8-K related to
(i) the receipt of an unsolicited acquisition proposal from The Circle K Corporation ("Circle K") whereby Circle K offered to buy all of the Company's Common Stock for $17.00 cash per share (the "Circle K Tender Offer"),
(ii) the adoption of an amendment to the Company's Restated By-Laws which provides that any change in the number of directors must be approved by 75% of the stockholders, and (iii) proposals received by the Company to increase the number of directors and additional nominees.

On August 21, 1995, the Company filed a Current Report on Form 8-K related to proposals received by the Company to increase the number of directors and to submit nominees for directorship positions. In addition, a class action lawsuit was filed against the Company and its directors seeking, among other things, the invalidation of the amendment to the By-Laws adopted by the Board of Directors of the Company on August 10, 1995 and unspecified damages.

On September 5, 1995, the Company filed a Current Report on Form 8-K to announce its response to the Circle K Tender Offer and to describe the adoption of a stockholder rights plan.

On September 15, 1995, the Company filed a Current Report on Form 8-K to describe (i) certain employment agreements and benefit plans of the Company which had been amended and restated, (ii) a Master Agreement for ATM Facilities between the Company and NationsBank of Texas, N.A., and (iii) an Order Providing for Closing Chapter 11 cases which was signed on September 6, 1995. In addition, the Company described and/or updated the status of four law suits filed against the Company during the first quarter of fiscal 1996.

                                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        National Convenience Stores Incorporated


                                        By:  A.J. GALLERANO
                                           -------------------------
                                             A.J. Gallerano
                                             Senior Vice President,
                                               General Counsel and
                                               Secretary


September 20, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.

       Signature                                 Capacity                                    Date
----------------------------                  --------------                             ------------
V.H. VAN HORN                            President, Chief Executive Officer          September 20, 1995
------------------------------            and Director
V.H. Van Horn                             (Principal Executive Officer)



BRIAN FONTANA                            Vice President - Chief Financial            September 20, 1995
--------------------------                Officer
Brian Fontana                             (Principal Financial Officer)



JANICE E. BRYANT                         Vice President - Controller                 September 20, 1995
----------------                          (Principal Accounting Officer)
Janice E. Bryant


RICHARD C. STEADMAN*                     Chairman of the Board                       September 20, 1995
---------------------------               and Director
Richard C. Steadman


DUNBAR N. CHAMBERS, JR.*                 Director                                    September 20, 1995
---------------------------
Dunbar N. Chambers, Jr.


CHARLES J. LUELLEN*                      Director                                    September 20, 1995
---------------------------
Charles J. Luellen


LIONEL SOSA*                             Director                                    September 20, 1995
---------------------------
Lionel Sosa

RAYMOND W. OELAND, JR.*                        Director                                    September 20, 1995
---------------------------
Raymond W. Oeland, Jr.


ROBERT B. STOBAUGH*                            Director                                    September 20, 1995
---------------------------
Robert B. Stobaugh


WILLIAM KEY WILDE*                             Director                                    September 20, 1995
---------------------------
William Key Wilde

*By A. J. GALLERANO
    -----------------------
      A. J. Gallerano
      Attorney-in-Fact
      September 20, 1995

                              INDEX TO EXHIBITS

Exhibit
Number                                 Description
-------                                -----------


 4.4   -         Third Amendment, dated March 31, 1995 to Second Amended and Restated Credit Agreement between
                 Registrant and NationsBank of Texas, N.A., as Agent and Third Amendment, dated March 31, 1995 to the
                 Revolving Credit Agreement between Registrant, its Subsidiaries Signatory Thereto, the Financial
                 Institution's Signatory Thereto and NationsBank of Texas, N.A., as Agent.

 4.5   -         Fourth Amendment, dated as of June 30, 1995, to Second Amended and Restated Credit Agreement between
                 Registrant and NationsBank of Texas, N.A., as Agent, and Fourth Amendment, dated as of June 30, 1995, to Revolving Credit Agreement between Registrant, its Subsidiaries Signatory Thereto, the Financial
                 Institution's Signatory Thereto and NationsBank of Texas, N.A., as Agent.

10.20  -         Agreement Amending and Restating Employment Agreement executed as of August 31, 1995 but effective as of
                 February 1, 1995 by and between the Company and Janice E. Bryant.

11     -         Computation of primary and fully diluted earnings per share.

21     -         Subsidiaries of Registrant.

24     -         Powers of attorney executed by certain directors of Registrant.

27     -         Financial Data Schedule



