Form 10-K/A
period 1995-06-30
NATIONAL CONVENIENCE STORES INC /DE/
filed 1995-10-05
CIK 314662

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              ___________________

                                  FORM 10-K/A
                              ___________________

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

                         Commission File Number 1-7936

                    NATIONAL CONVENIENCE STORES INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

                           DELAWARE                                                 74-1361734
                (State or Other Jurisdiction of                                  (I.R.S. Employer
                 Incorporation or Organization)                                 Identification No.)

                        100 WAUGH DRIVE
                         HOUSTON, TEXAS                                              77007-5814
           (Address of Principal Executive Offices)                                  (Zip Code)

             Registrant's telephone number, including area code:  (713) 863-2200

                   Securities registered pursuant to Section 12(b) of the Act:

                                                                           Name of Each Exchange
                             Title of Each Class                              on Which Registered
                    -------------------------------------              -----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

At August 31, 1995, 6,090,096 shares of the registrant's common stock, par value $.01 per share (the "Common Stock"), were outstanding and the aggregate market value (based on the closing price quoted on the New York Stock Exchange) of the voting stock of the Company, excluding shares held by affiliates, was approximately $116,698,000.


             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No ____



===============================================================================

                              NATURE OF AMENDMENTS
                                     PART I

Item 1.  Business

A new second paragraph is added under the caption "Circle K Tender Offer" to describe an initiative by a stockholder to amend the Registrant's By-Laws to increase the number of directors and to elect a candidate to fill the newly created vacancy as well as the positions arising in the ordinary course of business due to term expirations, all at the next annual meeting of stockholders.

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant

                 The information required by this item is supplied herewith.

Item 11.         Executive Compensation

                 The information required by this item is supplied herewith.

Item 12.         Security Ownership of Certain Beneficial Owners and Management

                 The information required by this item is supplied herewith.

Item 13.         Certain Relationships and Related Transactions

                 The information required by this item is supplied herewith.

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

The Company has entered into an agreement whereby, commencing in the second quarter of fiscal 1996, all Stop N Go gasoline stores will begin accepting the Wright Express(TM) Universal Fleet Card (the "Fleet Card"), thereby enabling NCS to attract national fleets to its gasoline stores. Wright Express(TM), a subsidiary of Ideon Group, Inc. (formerly SafeCard Services Inc.), is the leading provider of information processing, financial and information management services to commercial car, van and truck fleets throughout the United States. The Fleet Card is the most widely accepted electronic universal fleet management card in the United States. The Company believes that the number and convenience of its gasoline stores and the Company's competitive pricing, when coupled with Wright Express'(TM) leadership in fleet management and control services, should enable Stop N Go to increase its gasoline volume and market share in the Texas cities served.

The following table sets forth certain statistical information regarding the Company's sales for the periods indicated:

                                                                                Year Ended June 30,
                                                          ---------------------------------------------------- -
                                                                                                Combined
                                                             1995                 1994             1993(1)
                                                          ---------           ----------        ------------
Sales (millions)  . . . . . . . . . . . . .                 $906.0              $880.4            $878.9
Percentage of sales contributed by:
   Gasoline.  . . . . . . . . . . . . . . .                   44.4%               41.8%             42.4%
   Alcoholic beverages  . . . . . . . . . .                   13.4%               13.2%             13.9%
   Tobacco products   . . . . . . . . . . .                   13.3%               14.2%             15.2%
   Other categories not individually
      contributing more than 10%  . . . . .                   28.9%               30.8%             28.5%
                                                            -------             -------           -------
                                                             100.0%              100.0%            100.0%
                                                             ======             =======           =======

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

On August 11, 1995, the Company also received from Bedford Falls Investors, L.P. ("Bedford"), a stockholder of the Company, a proposal regarding its intention to nominate four persons for election as directors at the Company's 1995 Annual Meeting, to propose, in effect, an amendment to the By-Laws to increase the number of directors to be elected at such meeting to five and to nominate a person for election to fill the resulting directorship.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Article X of the Company's Restated Certificate of Incorporation provides that the directors of the Company shall be divided into three classes, and further, that the number of directors shall be fixed by, and in the manner provided in, the By-Laws. The By-Laws of the Company provide for eight authorized directors. The Class I directors were reelected at the 1993 Annual Stockholders Meeting for a three year term to serve through the 1996 Annual Stockholders Meeting, and the Class II directors were reelected at the 1994 Annual Stockholders Meeting for a three year term to serve through the 1997 Annual Stockholders Meeting. Class III directors will be elected at the Company's 1995 Annual Stockholders Meeting. Mr. Luellen became a Class III director in 1993 after nomination by certain creditors specified in the Plan of Reorganization, and Mr. Sosa became a Class III director after nomination by a committee consisting of Mr. Stobaugh and Mr. Luellen which was created pursuant to the Plan of Reorganization. As of September 18, 1995, the 1995 Annual Stockholders Meeting and the record date therefor were postponed to undetermined dates. The following table sets forth information concerning each director, including his name, age, positions with the Company, class and year of his initially becoming a director.

                                                   Positions with                Director        Class of
             Name                 Age                the Company                   Since         Director
 -----------------------------    ---   ------------------------------------- ---------------    --------
 V. H. Van Horn                   57    Director; President and Chief              1975              I
                                        Executive Officer
 Dunbar N. Chambers, Jr.          60    Director; Member of Compensation           1964             II
                                        Committee
 Charles J. Luellen               65    Director; Member of Compensation and       1993             III
                                        Nominating Committees
 Raymond W. Oeland, Jr.           60    Director; Member of Audit Committee        1959              I
 Lionel Sosa                      56    Director; Member of Audit Committee        1993             III
 Richard C. Steadman              63    Director; Chairman of the Board of         1969             III
                                        Directors; Member of Compensation
                                        Committee
 Robert B. Stobaugh, DBA          67    Director; Member of Audit and              1973             II
                                        Nominating Committees
 William Key Wilde                62    Director; Member of Compensation           1959             III
                                        Committee


Mr. Van Horn has, for more than the past five years, served as President and Chief Executive Officer of the Company. Mr. Van Horn also serves as a director of Southdown, Inc., Houston, Texas, a cement and ready-mixed concrete company.

Mr. Chambers has, for more than the past five years, been Chairman of the Board of Directors of Chambco, Inc., which, through its subsidiaries and related investments, engages in real estate investment, development and management, ranching and other investments.

Mr. Luellen served, until his retirement in 1992, as President and Chief Operating Officer of Ashland Oil, Inc., Ashland, Kentucky. Mr. Luellen also serves as a director of Tosco Corp., a refining corporation.

Mr. Oeland has, for more than the past five years, been a private investor.

Mr. Sosa has, since January 1994, served as Chairman of D'Arcy, Masius, Benton & Bowles, Inc., an advertising firm located in San Antonio, Texas. Prior to January 1994, Mr. Sosa served as Chairman and Chief Executive Officer of Sosa, Bromley, Aguilar & Associates, San Antonio, Texas for more than five years. Mr. Sosa also serves as a director of Bank of America, Texas, a subsidiary of Bank of America National Trust and Savings Association, N.A.

Mr. Steadman serves as Chairman of the Company's Board of Directors. For more than the past five years, Mr. Steadman has been a private investor. Mr. Steadman also serves as a director of Storage Technology Corporation, Louisville, Colorado, a manufacturer of storage devices for mainframe computers.

Mr. Stobaugh has been a Professor of Business Administration at the Harvard University Graduate School of Business Administration for more than the past five years. Mr. Stobaugh is also a director of Ashland Oil, Inc., Ashland, Kentucky, as well as a Director of American International Petroleum Corporation, New York, New York.

Mr. Wilde has, for more than the past five years, been a partner in the law firm of Bracewell & Patterson, L.L.P., Houston, Texas.

Certain information with respect to the Company's executive officers is set forth in Item 1. "Business -- Executive Officers of the Registrant," and is incorporated by reference herein.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Under the securities laws of the United States, the Company's directors, executive officers and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the New York Stock Exchange, Inc. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during its fiscal year. During the fiscal year ended June 30, 1995, Mr. Steadman was late filing the Form 4 reporting (i) the acquisition of 79 shares of the Company's Common Stock as a creditor under the Company's bankruptcy, and (ii) the acquisition of 4,800 Warrants to purchase the Company's Common Stock. Mr. Stobaugh was late filing the Form 4 reporting the acquisition of 82 shares of Common Stock as a creditor under the Company's bankruptcy. All other filings were satisfied on a timely basis during the 1995 fiscal year. In making these disclosures, the Company has relied solely on written statements of its directors and executive officers and copies of the reports that they have filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning all compensation for services rendered in all capacities to the Company during the fiscal years indicated for the chief executive officer and the four other most highly compensated executive officers of the Company who were serving as such on June 30, 1995 (the "named executive officers").

                                                                         Long-Term
                                           Annual Compensation          Compensation
                                   ----------------------------------   ------------
    Name and               Fiscal                        Other Annual                       All Other
Principal Position          Year     Salary     Bonus    Compensation     Options(2)      Compensation(3)
------------------          ----   ---------   --------  ------------   -------------     ---------------
V.H. Van Horn . . . . .     1995   $418,461   $504,000       (1)             0                $75,600
President and Chief         1994    400,000    133,000       (1)             0                 20,578
Executive Officer           1993    400,000    200,000       (1)          150,000                   0

A.J. Gallerano  . . . .     1995   $190,400   $194,922       (1)             0                $29,238
Senior Vice President,      1994    182,000     67,760       (1)             0                  5,759
General Counsel and         1993    182,000    103,980       (1)           60,000                   0
Secretary

C.R. Wortham, Jr. . . .     1995   $183,077   $187,425       (1)             0                $28,114
Senior Vice President -     1994    175,000     81,500       (1)             0                  7,500
Real Estate and Gasoline    1993    172,405     99,750       (1)           60,000                   0

Arnold Van Zanten . . .     1995   $162,154   $166,005       (1)             0                $24,901
Senior Vice President -     1994    155,000    102,900       (1)             0                 11,685
Administration              1993    155,000     88,350       (1)           60,000                   0

Brian Fontana . . . . .     1995   $130,769   $111,563       (1)             0                $16,734
Vice President - Chief      1994    115,519     86,200       (1)             0                 10,763
Financial Officer           1993     89,234     16,200       (1)           30,000                   0


__________

(1) The officers receive certain perquisites such as car allowances and insurance benefits; however, the value of such perquisites did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.

(2) All options granted during fiscal 1993 were granted pursuant to the Company's 1993 Non-Qualified Option Plan, which was implemented pursuant to the Plan of Reorganization.

(3) The amounts presented as All Other Compensation include the amounts the Company contributed or accrued for the accounts of the executive officers in connection with (i) the defined contribution feature of the Company's Officers' Retirement Plan (see "Officers' Retirement Plan"), and (ii) the Company's 401(k) Profit Sharing Plan (see "Profit Sharing Plan").

OTHER COMPENSATION -- 1993 OPTION PLAN

The Company maintains the National Convenience Stores Incorporated
1993 Non-Qualified Stock Option Plan (the "Option Plan"). The Option Plan provides for the issuance of options to purchase up to a maximum of 900,000 shares of Common Stock to directors, management employees (including officers) and other key employees of the Company. The Plan is administered by the Board of Directors. Pursuant to the Company's Plan of Reorganization and the Option Plan, options covering a total of 865,000 shares of Common Stock had been granted to employees and directors of the Company as of June 30, 1995, each of which grants was subject to a three-year vesting schedule. Any such options not already vested will vest upon a change of control (as defined in the Option
Plan) of the Company. No options were granted to any of the named executive officers during fiscal 1995.

AGGREGATED OPTION EXERCISES IN FISCAL 1995 AND FISCAL YEAR-END OPTION  VALUES

The following table sets forth certain information concerning the exercise in fiscal 1995 of options to purchase Common Stock by the named executive officers and the unexercised options to purchase Common Stock held by such individuals at June 30, 1995.

                       Number of                                                 Value of Unexercised
                        Shares                     Number of Unexercised              Options at
                       Acquired                   Options at June 30, 1995         June 30, 1995 (2)
                          on          Value         -------------------            -----------------
        Name          Exercise(1)    Realized     Exercisable/Unexercisable     Exercisable/Unexercisable
        ----          -----------    --------     -------------------------     -------------------------
V. H. Van Horn  . .       0            $0             100,000/50,000                $212,500/$106,250

A. J. Gallerano . .       0            $0              40,000/20,000                 $85,000/$42,500

C. R. Wortham, Jr.        0            $0              40,000/20,000                 $85,000/$42,500

Arnold Van Zanten .       0            $0              40,000/20,000                 $85,000/$42,500

Brian Fontana . . .       0            $0              20,000/10,000                 $42,500/$21,250
----------

(1) Exercise price for each option is $10.50.

(2) The value of options at June 30, 1995 has been calculated based on the closing price of the Company's Common Stock on The New York Stock Exchange on June 30, 1995 as reported in The Wall Street Journal ($12-5/8) less the relevant exercise price per share, multiplied by the relevant number of shares. On October 2, 1995 the closing price of the Common Stock was $23-3/4 per share.

DEFINED BENEFIT PLAN -- OFFICERS' RETIREMENT PLAN

The Company maintains an Officers' Retirement Plan which was amended and restated effective August 31, 1995. Participation in the Officers' Retirement Plan is limited to management personnel who have a significant impact upon the formulation of the Company's policies and its profitability. Pension benefits under the Officers' Retirement Plan are determined primarily by the average of the highest three of the last five years compensation and credited years of service, up to a maximum of 30 years. The following table shows estimated annual pension benefits payable upon retirement in specified compensation and years of service classifications, assuming retirement at age 65.

Average Earnings                                          Years of Service
----------------              ---------------------------------------------------------------------
                                  5           10           15         20         25          30
                                  -           --           --         --         --          --
     $  200,000   . . . . .   $ 20,000     $ 40,000     $ 60,000   $ 80,000   $100,000    $120,000
        400,000   . . . . .     40,000       80,000      120,000    160,000    200,000     240,000
        600,000   . . . . .     60,000      120,000      180,000    240,000    300,000     360,000
        800,000   . . . . .     80,000      160,000      240,000    320,000    400,000     480,000
      1,000,000   . . . . .    100,000      200,000      300,000    400,000    500,000     600,000
      1,200,000   . . . . .    120,000      240,000      360,000    480,000    600,000     720,000


The compensation covered by the Officers' Retirement Plan is the officer's salary plus any bonuses as reported in the Summary Compensation Table. The estimated credited years of service for each of the named executive officers are as follows: Mr. Van Horn: 30 years; Mr. Gallerano: 16 years; Mr. Wortham: 17 years; Mr. Van Zanten: 14 years; and Mr. Fontana: 5 years. The basis on which pension benefits are computed at a participant's retirement at age 65 is joint-life annuity amounts for married participants and single-life annuity amounts for single participants. The pension benefits shown in the table are not subject to any reduction for Social Security or other offset amounts. The Officers' Retirement Plan permits participants to elect, in advance, to receive a lump sum distribution, or three equal annual installments, at retirement in lieu of the pension benefits otherwise payable over a period of time to such participant.

Prior to the amendment on August 31, 1995, the Officers' Retirement Plan included a defined contribution feature pursuant to which the Company committed, through June 30, 1995, to contribute an annual amount for the benefit of each participant equal to 15% of such participant's annual bonus, if any (the "Company 15% Bonus Contribution"). For the year ended June 30, 1995, the amounts which the Company contributed for the named executive officers were as follows: Mr. Van Horn -- $75,600; Mr. Gallerano -- $29,238; Mr. Wortham -- $28,114; Mr. Van Zanten -- $24,901; and Mr. Fontana -- $16,734.

Prior to the Officers' Retirement Plan being amended effective August 31, 1995, a participant in the Officers' Retirement Plan became fully vested in his pension benefit upon the later to occur of (i) December 15, 1998, or (ii) the participant attaining five years of credited service. Effective August 31, 1995, the Officers' Retirement Plan was amended to provide that participants become fully vested in their pension benefits after five years of credited service. A participant becomes fully vested in the Company 15% Bonus Contribution upon the participant remaining an employee for three years after such contribution is credited to the participant. In addition, upon the occurrence of a Change in Control (as defined below) a participant shall become fully vested in his pension benefit and the Company 15% Bonus Contribution. The definition of the term "Change in Control" was amended effective August 31, 1995 to include additional events; and, as so amended, means the occurrence with respect to the Company of any of the following events:

                 (i) a report on Schedule 13D is filed with the Securities and Exchange Commission (the "SEC") pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosing that any person, entity or group (within the meaning of Section 13(d) or 14(d) of the Exchange Act), other than the Company (or one of its subsidiaries) or any employee benefit plan sponsored by the Company (or one of its subsidiaries), is the beneficial owner (as such term is defined in Rule 13d-3 promulgated under the Exchange
         Act), directly or indirectly, of 20 percent or more of the outstanding shares of common stock of the Company or the combined voting power of the then-outstanding securities of the Company;

                 (ii) a report is filed by the Company disclosing a response to either Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Exchange Act, or to Item 1 of Form 8-K promulgated under the Exchange Act, or to any similar reporting requirement subsequently promulgated by the SEC;

                 (iii) any person, entity or group (within the meaning of Section 13(d) or 14(d) of the Exchange Act), other than the Company (or one of its subsidiaries) or any employee benefit plan sponsored by the Company (or one of its subsidiaries), shall purchase securities pursuant to a tender offer or exchange offer to acquire any common stock of the Company (or securities convertible into common stock) for cash, securities or any other consideration, provided that after consummation of the offer, the person, entity or group in question is the beneficial owner (as such term is defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of 20 percent or more of the combined voting power of the then-outstanding securities of the Company (as determined under paragraph (d) of Rule 13d-3 promulgated under the Exchange Act, in the case of rights to acquire common stock);

                 (iv) the stockholders of the Company shall approve:

                 (A) any merger, consolidation, or reorganization of the
         Company:

                          (1) in which the Company is not the continuing or
                 surviving corporation,

                          (2) pursuant to which shares of common stock of the
                 Company would be converted into cash, securities or other property,

                          (3) with a corporation which prior to such merger,
                 consolidation, or reorganization owned 20 percent or more of the combined voting power of the then-outstanding securities of the Company, or

                          (4) in which the Company will not survive as an
                 independent, publicly-owned corporation;

                 (B) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of the Company; or

                 (C) any liquidation or dissolution of the Company;

                 (v) the stockholders of the Company shall approve a merger, consolidation, reorganization, recapitalization, exchange offer, purchase of assets or other transaction after the consummation of which any person, entity or group (as defined in accordance with Section 13(d) or 14(d) of the Exchange Act) would own beneficially in excess of 50% of the outstanding shares of common stock of the Company or in excess of 50% of the combined voting power of the then-outstanding securities of the Company;

                 (vi) the Company's common stock ceases to be listed on the New York Stock Exchange;

                 (vii) the existence of a Distribution Date as defined in the Rights Agreement of the Company dated August 31, 1995; or

                 (viii) during any period of two consecutive years, the individuals who at the beginning of such period constituted the Board of Directors of the Company cease for any reason to constitute a majority of the Board of Directors of the Company, unless the election or nomination for election by the Company's stockholders of each new director during any such two-year period was approved by the vote of two-thirds of the directors then still in office who were directors at the beginning of such two-year period.

To fund the benefits payable under the Officers' Retirement Plan, the Company has established an irrevocable trust for the benefit of the officers participating in such plan. Immediately prior to a Change in Control (as defined above), the Company is required to contribute to the irrevocable trust an amount sufficient to pay all benefits under the Officers' Retirement Plan calculated as of the day prior to the Change in Control.

COMPENSATION OF DIRECTORS

The Company pays each outside director of the Company an annual fee of $36,300. An additional fee of $42,350 is paid to the Chairman of the Board. Fees payable to directors serving less than the entire fiscal year are prorated. The Company also reimburses travel and related expenses incurred by directors in attending meetings of the Board. No director receives additional compensation for serving on committees of the Board or for attending meetings of the Board or such committees.

The Company maintains a Directors' Retirement Plan, which was amended and restated effective August 31, 1995. Prior to the amendment, non-employee directors were generally entitled to be paid an annual retirement benefit equal to two-thirds of the annual fee paid by the Company to its directors for serving on the Company's Board. The August 31, 1995 amendment increased the retirement benefit for non-employee directors to 100% of the current amount of the Company's directors' annual fees and eliminated a provision that, in general, had prevented directors from collecting retirement benefits prior to attaining 70 years of age. Benefits under the Directors' Retirement Plan commence on the director's retirement from service on the Board, and continue, in general, for a period of time equal to the period of time he served as a director of the Company. To fund the benefits payable under the Directors' Retirement Plan, the Company has established an irrevocable trust for the benefit of the non-employee directors participating in such plan. Immediately prior to a Change in Control (as defined in the Officers' Retirement Plan, as described above), the Company is required to contribute to the irrevocable trust an amount sufficient to pay all benefits under the Directors' Retirement Plan calculated as of the day prior to the Change in Control. The definition of the term "Change in Control" was amended by the August 31, 1995 amendments to include additional Change in Control events.

The Option Plan provided that each outside director of the Company who was serving as such on the date 180 days after confirmation of the Company's Plan of Reorganization was to receive options covering 15,000 shares of Common Stock at an exercise price of $10.50 per share, and such options were granted to such persons on August 25, 1993. Two-thirds of such options were vested and exercisable as of August 25, 1995, and the remainder will vest and become exercisable on August 25, 1996 or upon an earlier change of control (as defined in the Option Plan) of the Company.

Effective August 31, 1995, the Company entered into a Director Agreement with each non-employee director of the Company. Each Director Agreement, in general, provides that in the event any payment or distribution by the Company or any of its affiliates to or for the benefit of the director is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), the Company will pay to the director an additional payment or payments in an amount sufficient to make such director whole for any such tax and for any excise and other tax imposed on any such additional payment or payments.

The directors and executive officers of the Company have entered into indemnification agreements whereby the Company has agreed to indemnify such persons and advance expenses as provided in such agreements to the fullest extent permitted by applicable law.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
CHANGE IN CONTROL ARRANGEMENTS

The Company has entered into an Agreement Amending and Restating Employment Agreement (the "Employment Agreements") with each of the individuals named in the Summary Compensation Table.

The Company's Employment Agreement with Mr. Van Horn relates to his service as President and Chief Executive Officer of the Company, and provides that the Company will pay Mr. Van Horn a minimum salary of $420,000 annually. Mr. Van Horn's Employment Agreement provides for an annual bonus opportunity of not less than $200,000, the amount of which is based on percentages of Mr. Van Horn's annual salary if the Company satisfies certain corresponding earnings levels as determined by the Board for each fiscal year. Additionally, pursuant to his Employment Agreement, Mr. Van Horn is entitled to reimbursement of expenses and to participate in any other bonus plan, profit sharing plan, stock option plan, vacation, retirement benefit, medical and dental benefits, individual or group life insurance plans and other plans, programs, arrangements and policies as are or may be normally and customarily provided by the Company.

Mr. Van Horn's Employment Agreement expires on June 30, 2000. The Employment Agreement may also be terminated by the Company or by Mr. Van Horn on 30 days' written notice. If the Company terminates Mr. Van Horn's Employment Agreement with "Cause" (as defined below in this paragraph) before or after a Change in Control, or if Mr. Van Horn terminates his Employment Agreement without "Good Reason" (as defined below in this paragraph) or without "Good Reason-Change in Control" (as defined below), the Company will be required to pay Mr. Van Horn in cash in one lump sum within 30 days of the termination date the amount of annual salary earned through such termination date plus all other benefits earned through such date, excluding any bonus. If Mr. Van Horn terminates his Employment Agreement with Good Reason before a Change in Control or if the Company terminates his Employment Agreement without Cause before a Change in Control, or if Mr. Van Horn terminates his Employment Agreement with Good Reason-Change in Control, the Company will be required to (i) pay Mr. Van Horn cash within 30 days of the termination date equal to the aggregate amount of the salary and other benefits earned through the termination date, and (ii) continue to pay Mr. Van Horn through June 30, 2000 (A) an annual salary of the greater of $420,000 or Mr. Van Horn's salary on his termination date, and (B) an annual bonus equal to the greater of either (a) the average bonus earned by Mr. Van Horn for the two entire annual periods ended on June 30 immediately preceding Mr. Van Horn's termination date or (b) the average bonus earned by Mr. Van Horn for the two fiscal years of the Company immediately preceding the fiscal year in which a Change in Control occurs. If there is a Change in Control, the Company will be required to pay Mr. Van Horn, in addition to the amounts described above, an amount of bonus calculated in accordance with the Employment Agreement in cash within 30 days of a Change in Control. The term "Cause" as defined in Mr. Van Horn's Employment Agreement means Mr. Van Horn's gross or willful neglect of his duties which is not cured within 30 days after notice from the Company. The term "Good Reason" as defined in Mr. Van Horn's Employment Agreement means the Company breaches any material provision of his Employment Agreement which is not cured within 30 days after notice from Mr. Van Horn, or the Company removes Mr. Van Horn from his position as President and Chief Executive Officer, or otherwise relieves him of his responsibilities for any reason, but does not include any breach that occurs after the occurrence of a Change in Control.

The Company has entered into Employment Agreements with each of the executive officers named in the Summary Compensation Table other than Mr. Van Horn (the "Executives"). Pursuant to such Employment Agreements, the Company employs Mr. Gallerano as Senior Vice President, General Counsel and Secretary at an annual salary commencing July 1, 1995 of $200,000, Mr. Wortham as Senior Vice President-Real Estate and Gasoline at an annual salary commencing July 1, 1995 of $183,750, Mr. Van Zanten as Senior Vice President-Administration at an annual salary commencing July 1, 1995 of $170,000, and Mr. Fontana as Vice President-Chief Financial Officer at an annual salary commencing July 1, 1995 of $150,000.

The Employment Agreements for the Executives provide for a bonus to be paid to each Executive based on certain percentages of each Executive's annual salary if the Company satisfies certain corresponding earnings levels as determined by the Board for each fiscal year. Additionally, pursuant to the Employment Agreements, each Executive is entitled to reimbursement of expenses and to participate in any other bonus plan, profit sharing plan, stock option plan, vacation, retirement benefit, medical and dental benefits, individual or group life insurance plans and other plans, programs, arrangements and policies as are or may be normally and customarily provided by the Company.

The Employment Agreements for the Executives each expire on August 31, 1998, but may also be terminated by the Company or by the Executive on 30 days' written notice. If the Company terminates an Employment Agreement with Cause, as defined below, or if an Executive terminates an Employment Agreement without Good Reason or Good Reason-Change in Control, each as defined below, the Company will be required to pay the Executive in cash within 30 days of the termination date the amount of annual salary earned through such termination date plus all other benefits earned through such date. If an Executive terminates his Employment Agreement with Good Reason or if the Company terminates his Employment Agreement without Cause, before a Change in Control, the Company will be required to pay the Executive cash within 30 days of the termination date equal to the aggregate of the full amount of all salary that otherwise would have been paid to the Executive for the remaining term of the Employment Agreement, plus all other benefits earned through the termination date. If an Executive terminates his Employment Agreement with Good Reason-Change in Control, or if the Company terminates his Employment
Agreement without Cause on or after the occurrence of a Change in Control, the Company will be required to pay the Executive the amounts described in the preceding sentence as well as a bonus calculated as provided in the Employment Agreements.

As used above, the term "Cause" means willful misconduct by the Executive, gross neglect by the Executive of his duties which continues for more than 30 days after notice from the Company, the commission by the Executive of a felony or the commission by the Executive of an act not in good faith, which is directly detrimental to the Company and exposes the Company to material liability. As used herein, the term "Change in Control" shall have the same meaning as defined under "Officers' Retirement Plan." The term "Good Reason" means a breach of any material provision of an Employment Agreement which is not cured within 30 days after the Executive gives written notice thereof to the Company but does not include any breach that occurs after a Change in Control. The term "Good Reason-Change in Control" means a determination, after the occurrence of a Change in Control, by Mr. Van Horn or an Executive, as the case may be, that any one or more specified events has occurred, including among other things, any change in the Executive's responsibilities and any reduction in the Executive's compensation or benefits.

The Employment Agreements provide that neither Mr. Van Horn nor the Executives will be liable for any damages resulting from their respective actions if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the Company. The Employment Agreements for Mr. Van Horn and the Executives also provide that if and to the extent that any payment or distribution by the Company or any of its affiliates to or for the benefit of such officer would be subject to any excise tax imposed under
Section 4999 of the Code, such officer will receive an additional payment or payments in an amount sufficient to make such officer whole for any such tax and for any excise and other tax imposed on any such payment or payments.

Mr. Binford and Ms. Bryant have one year employment agreements in substantially the same form as the Employment Agreements with the Executives referred to above.

PROFIT SHARING PLAN

The Company has a Section 401(k) profit sharing plan available to all employees eligible under the Code. During 1995, the Company made matching contributions at a level equal to 100% of employees' before-tax contributions, up to 3% of salary. The executive officers did not participate in the plan during fiscal 1995.

EMPLOYEE STOCK OWNERSHIP PLAN

In 1985 the Company established an Employee Stock Ownership Plan (the "ESOP"). Pursuant to the Plan of Reorganization, the ESOP Trustee received 9,706 shares of Common Stock and 16,179 Warrants. The Company intends to terminate the ESOP and has filed for a ruling from the Internal Revenue Service regarding the tax consequences of the proposed termination. The Company has not yet received such a ruling.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during the year ended June 30, 1995 were Messrs. Chambers, Luellen, Steadman and Wilde, none of whom is an employee of the Company. Mr. Wilde is a member of Bracewell & Patterson, L.L.P., Houston, Texas, a law firm retained by the Company from time to time. During fiscal 1995, the full Board (with Mr. Van Horn, who serves as President and Chief Executive Officer of the Company, abstaining from voting on compensation decisions) performed the functions normally delegated to the Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 1, 1995, by
(i) all directors, (ii) each of the named executive officers and (iii) all executive officers and directors of the Company as a group. Pursuant to the Company's Revised Fourth Amended and Restated Joint Plan of Reorganization, which was confirmed by order of the United States Bankruptcy Court for the Southern District of Texas (Houston Division) entered on February 25, 1993, and which became effective on March 9, 1993, a number of shares of Common Stock beneficially owned by certain of the Company's creditors were issued to Boatmen's Trust Company ("Boatmen's"), as agent for the beneficial owners of such shares pending the determination of the number of shares properly allocable to each such creditor (such shares issued to Boatmen's as agent for such creditors being herein called the "Creditors' Shares"). As of September 1, 1995, Boatmen's held 373,588 of the Creditor's Shares, constituting approximately 6.1% of the Company's outstanding Common Stock. All information below with respect to beneficial ownership has been furnished to the Company by the respective directors and executive officers.

                                                   Amount and
                                                   Nature of
                                                   Beneficial                        Percent of
                 Name                              Ownership (1)                        Class
                 ----                              ---------                            -----
V.H. Van Horn                                      105,318 (2)                           1.7
Dunbar N. Chambers, Jr.                             10,139 (3)                            *
Charles J. Luellen                                  10,000 (4)                            *
Raymond W. Oeland, Jr.                              10,000 (4)                            *
Lionel Sosa                                         10,000 (4)                            *
Richard C. Steadman                                 61,622 (5)                           1.0
Robert B. Stobaugh, DBA                             10,722 (4)                            *
William Key Wilde                                   13,061 (6)                            *
A. J. Gallerano                                     40,342 (7)                            *
C. R. Wortham, Jr.                                  40,086 (8)                            *
Arnold Van Zanten                                   40,117 (9)                            *
Brian Fontana                                       20,002 (10)                           *
All directors and executive officers
  as a group (14 persons)                          381,409                               5.9

*        Less than one percent.
_______________

(1) Except as otherwise indicated, all such shares of Common Stock are owned with sole voting power and sole investment power. Information with respect to beneficial ownership is based on information furnished to the Company by the individuals named or included in the group, and includes shares of Common Stock that such persons have or within 60 days after September 1, 1995 will have, the right to acquire pursuant to stock options or otherwise.

(2) Includes (i) 64 shares of Common Stock held by Merrill Lynch Trust Company as trustee under the Company's ESOP (the "ESOP Trustee"), (ii) 1,292 shares of Common Stock held by Merrill Lynch Trust Company as trustee under the Company's Profit Sharing Plan (the "Profit Sharing Trustee") for Mr. Van Horn's account and as to which he has sole voting power, (iii) seven shares of Common Stock owned by Mr. Van Horn's family members, as to which beneficial ownership is disclaimed, (iv) an aggregate of 833 Warrants exercisable to acquire one share of Common Stock each at an exercise price of $17.75 per Warrant, of which 107 Warrants are held by the ESOP Trustee, 507 Warrants are held by the Profit Sharing Trustee and 14 Warrants are held by members of Mr. Van Horn's family, as to which beneficial ownership is disclaimed, and (v) exercisable options to acquire 100,000 shares of Common Stock at an exercise price of $10.50 per share.

(3) Includes six Warrants and exercisable options to acquire 10,000 shares of Common Stock at an exercise price of $10.50 per share.

(4) Includes exercisable options to acquire 10,000 shares of Common Stock at an exercise price of $10.50 per share.

(5)  Includes (i) 168 shares of Common Stock and 281 Warrants held by
Mr. Steadman's wife, as to which beneficial ownership is disclaimed, (ii) 30,308 Warrants held by Mr. Steadman, (iii) 10,009 shares of Common Stock and 16 Warrants held by Oystercatcher Development, which is wholly owned by Mr. Steadman and his wife, and (iv) exercisable options to acquire 10,000 shares of Common Stock at an exercise price of $10.50 per share.

(6) Includes 1,147 shares of Common Stock and 1,914 Warrants held by Graystone Investments, a partnership in which Mr. Wilde is a partner, and exercisable options to acquire 10,000 shares of Common Stock at an exercise price of $10.50 per share.

(7)  Includes (i) 33 shares of Common Stock held by the ESOP Trustee, (ii)
183 shares of Common Stock held by the Profit Sharing Plan Trustee, (iii) an aggregate of 120 Warrants, of which 55 Warrants are held by the ESOP Trustee and 55 Warrants are held by the Profit Sharing Trustee, and (iv) exercisable options to acquire 40,000 shares of Common Stock at an exercise price of $10.50 per share.

(8)  Includes (i) 27 shares of Common Stock held by the ESOP Trustee,
(ii) 11 shares of Common Stock held by the Profit Sharing Trustee, (iii) an aggregate of 48 Warrants, of which 44 Warrants are held by the ESOP Trustee and four Warrants are held by the Profit Sharing Trustee, and (iv) exercisable options to acquire 40,000 shares of Common Stock at an exercise price of $10.50 per share.

(9)  Includes (i) seven shares of Common Stock held by the ESOP Trustee,
(ii) 54 shares of Common Stock held by the Profit Sharing Trustee, (iii) an aggregate of 41 Warrants, of which 11 Warrants are held by the ESOP Trustee and five Warrants are held by the Profit Sharing Trustee, and (iv) exercisable options to acquire 40,000 shares of Common Stock at an exercise price of $10.50 per share.

(10) Includes (i) one share of Common Stock held by the ESOP Trustee, (ii) one Warrant held by the ESOP Trustee, and (iii) exercisable options to acquire 20,000 shares of Common Stock at an exercise price of $10.50 per share.

The following table sets forth information concerning the ownership of Common Stock by each person known to the Company to be the beneficial owner of more than five percent of the Common Stock, based on public filings made with the Securities and Exchange Commission as of September 1, 1995 and certain information supplied to the Company by the persons listed below.


                                                      Amount and Nature
 Name and Address                                  of Beneficial Ownership             Percent of
of Beneficial Owner                                  of Common Stock (1)                  Class
-------------------                                ---------------------               ----------

Merrill Lynch & Co., Inc.
Merrill Lynch Phoenix Fund, Inc.
250 Vesey Street
New York, New York 10281                                 351,215 (2)                       5.7


Quaker Capital Management Corporation
The Arrott Building
401 Wood Street, Suite 1300
Pittsburgh, Pennsylvania 15222-1824                      355,762 (3)                       5.8

_____________________________________

(1) Based upon its review of the facts and circumstances, the Company believes that neither of these positions is subject to the limitations set forth in
Article V of the Company's Restated Certificate of Incorporation.

(2) Includes 261,215 shares of Common Stock and 90,000 Warrants held by Merrill Lynch Phoenix Fund, Inc. (the "Phoenix Fund"), a registered investment company. An indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc., acts as the general partner of Fund Asset Management, L.P., 800 Scudders Mill Road, Plainsboro, New Jersey, the investment advisor to the Phoenix Fund ("FAM"). Voting and dispositive power with respect to such securities are shared, and the Phoenix Fund, its general partner, FAM and Merrill Lynch & Co., Inc. and its subsidiary, through which the general partner is owned, disclaim beneficial ownership of such securities.

(3) Includes 7,500 shares of Common Stock for which Quaker Capital Management Corporation ("Quaker") has sole voting power and dispositive power. Also includes 348,262 shares of the Company's Common Stock owned by various investment advisory clients of Quaker and over which Quaker has discretionary authority and shared voting and dispositive power. Quaker disclaims beneficial ownership of the 348,262 shares which are owned by its clients.

For certain information with respect to the Circle K Offer, see Item 1. "Business-Circle K Tender Offer."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Wilde, a director of the Company, is a partner of Bracewell & Patterson, L.L.P., Houston, Texas, a law firm retained by the Company from time to time.

During fiscal 1994, the Company made two three-year unsecured loans in the aggregate amount of $300,000 (the "Prior Loans") with interest payable at 8 1/2% annually to the President and Chief Executive Officer of the Company. On August 31, 1995, the Company and the President and Chief Executive Officer entered into a Promissory Note (the "Note") in renewal, replacement and rearrangement of the Prior Loans. The Note was in the principal amount of $194,717.70 (the balance of the Prior Loans as a result of payments by Mr. Van
Horn) and bore interest at 9% annually. Accrued interest was payable monthly beginning October 1, 1995 until August 31, 1996, when all then unpaid principal and accrued interest would have been due and payable. Mr. Van Horn paid the
Note in full on September 25, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        NATIONAL CONVENIENCE STORES
                                          INCORPORATED




                                        By: /s/ A. J. GALLERANO
                                            ___________________________________
                                                A. J. Gallerano
                                                Senior Vice President,
                                                General Counsel and Secretary


October 5, 1995