Form 10-Q
period 1995-09-30
NATIONAL CONVENIENCE STORES INC /DE/
filed 1995-11-14
CIK 314662

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                  FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended September 30, 1995

                                      OR

     [  ]    Transition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

             For the transition period from ..........to..........

                        Commission File Number 1-7936

                   NATIONAL CONVENIENCE STORES INCORPORATED
      ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                   74-1361734
     -------------------------------                ---------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

     100 Waugh Drive, Houston, Texas                           77007
----------------------------------------           ----------------------------
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

                                 Yes [X]   No
                                     ___      ___

            APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes [X]   No
                                    ___     ___

At November 1, 1995, the number of shares of Common Stock outstanding was 6,090,389.


================================================================================

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                               Table of Contents

                                                                                                        Page
                                                                                                        ----
PART I. FINANCIAL INFORMATION

    ITEM 1.  Financial Statements (unaudited):

       Independent Accountants' Review Report   . . . . . . . . . . . . . . . . . . . . . . . . .          3

       Condensed Consolidated Statements of Operations
           Three Months Ended September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . .          4

       Condensed Consolidated Balance Sheets
           September 30, 1995 and June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . .          5

       Condensed Consolidated Statements of Cash Flows
           Three Months Ended September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . .          6

       Notes to Condensed Consolidated Financial Statements   . . . . . . . . . . . . . . . . . .          7

    ITEM 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . .         14

PART II.   OTHER INFORMATION

    ITEM 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20

    ITEM 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . .         21

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




To the Shareholders and Board of Directors of National Convenience Stores Incorporated
   Houston, Texas


We have reviewed the accompanying condensed consolidated balance sheet of National Convenience Stores Incorporated and subsidiaries (the "Company") as of September 30, 1995, and the related statements of condensed consolidated operations and condensed consolidated cash flows for the three months ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of National Convenience Stores Incorporated and subsidiaries as of June 30, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated September 19, 1995, we expressed an unqualified opinion on those consolidated financial statements.
In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE LLP
Houston, Texas
November 13, 1995

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (Amounts in thousands, except per share amounts)


                                                                                      Three Months Ended
                                                                                         September 30,
                                                                                ------------------------------
                                                                                  1995                  1994
                                                                                ---------             --------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $236,792             $235,281

Costs and Expenses:
   Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . .                 175,421              175,354
   Operating expenses   . . . . . . . . . . . . . . . . . . . . .                  41,015               44,209
   General and administrative expenses  . . . . . . . . . . . . .                  10,241               11,448
                                                                                 --------             --------
                                                                                  226,677              231,011
                                                                                 --------             --------

Operating Income  . . . . . . . . . . . . . . . . . . . . . . . .                  10,115                4,270

Other Income (Expense):
   Interest expense   . . . . . . . . . . . . . . . . . . . . . .                  (2,137)              (2,380)
   Interest income  . . . . . . . . . . . . . . . . . . . . . . .                     319                  342
                                                                                ---------            ---------

Income Before Income Tax Expense  . . . . . . . . . . . . . . . .                   8,297                2,232

Income Tax Expense  . . . . . . . . . . . . . . . . . . . . . . .                   3,468                1,089
                                                                                 --------             --------

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .                $  4,829             $  1,143
                                                                                 ========             ========

Earnings Per Share:
   Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . .                $   0.71             $   0.19
   Fully Diluted  . . . . . . . . . . . . . . . . . . . . . . . .                    0.70                 0.19

Weighted Average Number of Shares Outstanding:
   Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   6,997                6,050
   Fully Diluted  . . . . . . . . . . . . . . . . . . . . . . . .                   6,997                6,050


           See Notes to Condensed Consolidated Financial Statements.

          NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands, except per share amounts)

                                                                                 September 30,        June 30,
                                                                                     1995               1995
                                                                                 -------------      ------------
                                                                                 (Unaudited)          (Note)
ASSETS
Current Assets:
   Cash and cash equivalents, $8,395 and $9,093
      reserved  . . . . . . . . . . . . . . . . . . . . . . . . .                 $  40,633            $  31,497
   Accounts receivable, net   . . . . . . . . . . . . . . . . . .                     5,736                5,296
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .                    35,685               36,555
   Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . .                     2,337                2,518
   Deferred tax asset   . . . . . . . . . . . . . . . . . . . . .                     5,610                5,610
                                                                                   --------             --------
      Total Current Assets  . . . . . . . . . . . . . . . . . . .                    90,001               81,476

Property and Equipment, net of Accumulated
   Depreciation   . . . . . . . . . . . . . . . . . . . . . . . .                   164,077              162,508

Other Assets:
   Reorganization value in excess of amounts allocable
      to identifiable assets, net   . . . . . . . . . . . . . . .                    23,600               23,939
   Deferred tax asset, net  . . . . . . . . . . . . . . . . . . .                     2,421                5,620
   Other assets, net  . . . . . . . . . . . . . . . . . . . . . .                    10,975               10,781
                                                                                   --------             --------
      Total Other Assets  . . . . . . . . . . . . . . . . . . . .                    36,996               40,340
                                                                                   --------             --------
                                                                                   $291,074             $284,324
                                                                                   ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses  . . . . . . . . . . . .                  $ 66,123             $ 61,625
   Current portion of long-term debt  . . . . . . . . . . . . . .                    10,953               12,061
                                                                                   --------             --------
      Total Current Liabilities   . . . . . . . . . . . . . . . .                    77,076               73,686

Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . .                    88,360               90,256
Other Long-Term Liabilities . . . . . . . . . . . . . . . . . . .                    40,250               40,342

Commitments and Contingencies

Stockholders' Equity:
   Common Stock, par value $.01 per share;
      50,000,000 shares authorized; 6,090,325 and
      6,050,075 shares issued and outstanding   . . . . . . . . .                        61                   61
   Series A Junior Participating Preferred Stock, par
      value $1.00 per share; 100,000 shares authorized
      as of September 11, 1995; 0 shares issued   . . . . . . . .                         -                    -
   Additional paid-in capital   . . . . . . . . . . . . . . . . .                    63,982               63,463
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . .                    21,345               16,516
                                                                                   --------             --------
                                                                                     85,388               80,040
                                                                                   --------             --------
      Total Stockholders' Equity  . . . . . . . . . . . . . . . .                  $291,074             $284,324
                                                                                   ========             ========

Note: The balance sheet at June 30, 1995 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          See Notes to Condensed Consolidated Financial Statements.

          NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Dollars in thousands)

                                                                                      Three Months Ended
                                                                                           September 30,
                                                                                   ---------------------------
                                                                                     1995               1994
                                                                                   --------           --------
Cash Flows From Operating Activities:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . .                   $ 4,829           $  1,143
   Adjustments to reconcile net income to
      net cash provided by operating activities:
          Depreciation and amortization . . . . . . . . . . . . .                     4,019              3,551
          Deferred income taxes . . . . . . . . . . . . . . . . .                     3,348                924
          Other   . . . . . . . . . . . . . . . . . . . . . . . .                       659                  -
   Changes in operating assets and liabilities:
          Increase in accounts and notes
             receivable and prepaid expenses  . . . . . . . . . .                      (492)            (2,161)
          Decrease in inventories . . . . . . . . . . . . . . . .                       870              2,737
          Increase (decrease) in accounts payable and
             accrued expenses . . . . . . . . . . . . . . . . . .                     3,342            (17,095)
                                                                                    -------           --------
          Increase in income taxes  . . . . . . . . . . . . . . .                       206                112
      Net cash provided by (used in) operating activities   . . .                    16,781            (10,789)
                                                                                    -------           --------

Cash Flows From Investing Activities:
   Capital expenditures   . . . . . . . . . . . . . . . . . . . .                    (5,294)            (4,103)
   Other, net   . . . . . . . . . . . . . . . . . . . . . . . . .                        95                465
                                                                                    -------           --------
      Net cash used in investing activities   . . . . . . . . . .                    (5,199)            (3,638)
                                                                                    -------           --------

Cash Flows From Financing Activities:
   Principal payments on long-term debt   . . . . . . . . . . . .                    (2,965)            (3,267)
   Proceeds from issuance of common stock   . . . . . . . . . . .                       519                  -
                                                                                    -------           --------
      Net cash used in financing activities   . . . . . . . . . .                    (2,446)            (3,267)
                                                                                    -------           --------

Net Increase (Decrease) in Cash and Cash Equivalents  . . . . . .                     9,136           (17,694)
Cash and Cash Equivalents - Beginning of period . . . . . . . . .                    31,497             48,797
                                                                                    -------           --------

Cash and Cash Equivalents - End of period . . . . . . . . . . . .                   $40,633           $ 31,103
                                                                                    =======           ========

Supplemental Cash flow Information:
   Interest paid  . . . . . . . . . . . . . . . . . . . . . . . .                   $ 2,129           $  2,561
   Income taxes paid (refunded), net  . . . . . . . . . . . . . .                   $   (30)          $     53


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

The condensed consolidated financial statements included herein include the accounts of National Convenience Stores Incorporated and its wholly-owned subsidiaries (the "Company"), with all significant intercompany accounts and transactions eliminated in consolidation. The financial information presented for the interim periods is unaudited, and the interim periods' operating results are not necessarily indicative of the results to be expected for the full fiscal year. The interim period financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial position as of September 30, 1995, and the results of operations and cash flows for the three months ended September 30, 1995 and 1994. Certain prior year amounts have been reclassified to conform to the current year presentation.
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

1.   ACQUISITION TRANSACTION

On September 7, 1995, The Circle K Corporation ("Circle K") commenced an unsolicited cash tender offer to purchase all the Company's outstanding common stock (and associated rights to purchase preferred stock) and warrants to purchase common stock at $20.00 per share and $2.25 per warrant, respectively (the "Circle K Offer"). The Circle K Offer, as heretofore extended, is scheduled to expire on November 30, 1995, unless further extended or terminated.

On September 18, 1995, the Company's Board of Directors unanimously determined to reject Circle K's tender offer and recommended that the Company's securityholders not tender any of their securities pursuant to the offer. The Board based its decision in part upon the opinion of the Company's financial advisor, Merrill Lynch & Co., that the consideration offered to the Company's securityholders in the Circle K Offer was inadequate to the Company's securityholders from a financial point of view.

At the same meeting, the Board reviewed and discussed an unsolicited proposal received after the close of business on September 14, 1995 from another party to acquire the Company at a significantly higher price than the Circle K Offer. The Board determined not to accept this proposal. However, given all of the information available, including the unsolicited proposal, the Board instructed Management and Merrill Lynch & Co. to explore the Company's strategic alternatives, including the possible sale of the Company to a third party. As a result of this process, the Company has entered into an agreement with Diamond Shamrock, Inc. ("Diamond Shamrock") for the sale of the Company.

At a special meeting held on November 7, 1995, the Board of Directors of the Company approved a definitive Agreement and Plan of Merger (the "Merger Agreement") for the acquisition of the Company by Diamond Shamrock for $27.00 cash per share of Common Stock

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(the "Acquisition Transaction"). The Merger Agreement has also been approved by the Board of Directors of Diamond Shamrock and is dated as of November 8, 1995. Pursuant to the Merger Agreement, Diamond Shamrock will make a cash tender offer for (i) all outstanding shares of Common Stock, including the associated Rights, at $27.00 per share net to the seller (pre-tax) and (ii) all outstanding Warrants at $9.25 per Warrant, net to the seller (pre-tax). The tender offer is to be commenced as promptly as practicable, and, in any event, by November 14, 1995, and will be conditioned on, among other things, the valid tender of at least two-thirds of the shares of Common Stock on a fully diluted basis (after giving effect to the exercise of all Warrants tendered in the tender offer), expiration of the Hart-Scott-Rodino Act waiting period, and other customary conditions. The Merger Agreement also includes customary representations, warranties and covenants (including covenants relating to the treatment of outstanding stock options in connection with the acquisition and the indemnification of officers and directors of the Company), and provisions relating to conditions to closing, termination (including in certain customary circumstances the payment of a break-up fee of $7 million plus the documented expenses of Diamond Shamrock) and other matters.

The Merger Agreement provides that following the completion of the tender offer, a newly formed subsidiary of Diamond Shamrock will be merged into the Company, with the Company continuing as a wholly-owned subsidiary of Diamond Shamrock. In the merger, all remaining shares of Common Stock not tendered in the tender offer will be converted into the right to receive $27.00 in cash. Warrants not tendered in the tender offer and not exercised prior to the completion of the merger will remain outstanding after the merger, but upon exercise will represent only the right to obtain $27.00 in cash rather than one share of Common Stock.

2.    EARNINGS PER SHARE

In accordance with the modified treasury stock method, the earnings per share computation for the three months ended September 30, 1995 is based upon income plus $136,000 (for the primary earnings per share calculation) and $35,000 (for the fully diluted earnings per share calculation) of interest savings from the assumed prepayment of certain amounts of debt (net of taxes) divided by the weighted average number of common and common stock equivalents outstanding for the period. For the three months ended September 30, 1995, the weighted average number of common and common stock equivalents used in computing primary and fully diluted earnings per share was 6,997,000.

The earnings per share computation for the three months ended September 30, 1994 is based upon income divided by the weighted average number of common shares outstanding for the period. For the three months ended September 30, 1994, the weighted average number of common shares used in computing primary and fully diluted earnings per share was 6,050,000.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Common stock equivalents for the three month period were not included in the calculation as their inclusion would have been antidilutive.

3.  INCOME TAXES

On March 15, 1995, the Company filed its federal income tax return for the year ended June 30, 1994, which reflected net operating loss carryforwards of $39.6 million plus tax credits of $7.8 million. The net operating losses expire if unused by fiscal year 2007. The tax credits expire in varying amounts if unused by fiscal years 2000 to 2010. As of September 30, 1995, the net operating loss carryforward is estimated to have been reduced to $26.5 million as a result of the application of the loss carryforwards to reduce taxable income in fiscal year 1995 and in the quarter ended September 30, 1995.

The above figures reflect adjustments required by section 382 of the Internal Revenue Code after an ownership change in the Company's stock (including a $26.1 million reduction in the tax basis of the Company's assets). An ownership change is defined as occurring when, during any three year period, the Company's 5% shareholders (as defined in the Internal Revenue Code) increase their ownership in the Company's stock by more than 50 percentage points (an "Ownership Change"). The Plan of Reorganization, adopted with the Company's emergence from bankruptcy on March 9, 1993, resulted in an Ownership Change since substantially all of the new stock was issued to the creditors of the Company. The Acquisition Transaction (see Note 1) will constitute a second Ownership Change and will, per current tax rules, significantly restrict the Company's use of these tax loss and credit carryforwards and other tax attributes.

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

4.  DEBT

As of September 30, 1995 and June 30, 1995, long-term debt consisted of the following (dollars in thousands):

                                                                    September 30, 1995         June 30, 1995
                                                                    ------------------         -------------
   Term Loan, due 2000  . . . . . . . . . . . . . . . . .                 $ 39,322               $ 41,298
   Revolving Credit Agreement   . . . . . . . . . . . . .                        -                      -
   Letter of Credit Agreement, due 2000   . . . . . . . .                        -                      -
   Mortgage notes on real estate, due 2003  . . . . . . .                   55,871                 56,511
   Other notes payable, due through 2000  . . . . . . . .                    4,120                  4,508
                                                                          --------               --------
                                                                            99,313                102,317

      Less: Amounts due within one year   . . . . . . . .                   10,953                 12,061
                                                                          --------               --------
                                                                          $ 88,360               $ 90,256
                                                                          ========               ========

Substantially all of the Company's assets, the assets of its subsidiaries and the subsidiaries' stock are pledged to secure its long-term bank debt agreements. These loans also contain limitations customarily found in such agreements on the incurrence of additional debt, the execution of sale and leaseback transactions, investments, any consolidation or merger of the Company, and precludes treasury stock purchases and the payment of cash dividends. The loans limit capital expenditures and environmental remediation expenses to specified amounts over defined periods during the period of the loans and establish requirements as to the maintenance of certain financial ratios and coverage tests relating to working capital, indebtedness, net worth and cash flow, which must be satisfied quarterly. At September 30, 1995, the Company was in compliance with respect to such covenants. Additionally, the loans require the Company to reduce its aggregate borrowing capacity with the net cash proceeds from the sale of assets.

The Company's long-term bank debt agreements limit fiscal 1996 capital/environmental remediation expenditures to the lesser of (i) the consolidated fixed charge margin, as defined, or (ii) $24.0 million, plus in both cases, excess cash flow, as defined. As of September 30, 1995, the Company had expended approximately $5.7 million for capital/environmental remediation expenditures. The Company's additional requirements with respect to its fiscal 1996 capital/environmental remediation expenditures cannot be reasonably estimated at this time due to the Acquisition Transaction and the resultant change in control.

The Revolving Credit Agreement provides for the borrowing and/or issuance of letters of credit in the aggregate of up to $8.0 million, increasing to $11.0 million during the period from November 1 through May 1 of each year. Letter of credit issuances cannot exceed $8.0 million, and cash borrowings are limited to the commitment limit less letters of credit outstanding. At

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

September 30, 1995, the Company had issued a letter of credit totalling $4.1 million. Cash borrowings under the Revolving Credit Agreement bear interest at 1% above the prime rate of the Lender. Any remaining outstanding principal balance becomes due and payable on September 30, 1996.

The Term Loan and Revolving Credit Agreement contain provisions whereby, in the event of a change of control (as defined), (i) all notes outstanding (together with accrued interest thereon) are immediately due and payable, (ii) all letters of credit are terminated, and (iii) all letters of credit outstanding must be fully cash collateralized. The Acquisition Transaction (see Note 1) will constitute a change of control as defined in the Term Loan and Revolving Credit Agreement.

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

All of the Company's USTs in Texas have been upgraded with the required spill/overfill prevention equipment. By December 22, 1998, the Company's USTs must be upgraded with corrosion protection equipment under applicable federal regulations. The Company estimates

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

that as of June 30, 1995, 63% of its USTs are in compliance with such regulations, either through the installation of fiberglass or steel fiberglass tanks or by adding cathodic protection to existing steel tanks. In addition, the EPA has required that by January 1, 1996, UST operators must install flow governors which restrict dispensing volumes per minute. Management of the Company believes that the Company's long-range capital budget contains sufficient funds necessary to make the required equipment upgrades prior to the 1996 and 1998 deadlines.

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

During the three months ended September 30, 1995 the Company spent $0.6 million on environmental capital equipment. In order to ultimately comply with the aforementioned regulations by the mandated deadlines, the Company estimates it will be required to spend approximately $5.4 million on additional equipment and installation through fiscal 1999. Management believes that it has allocated sufficient resources in its long-term capital budget to comply with the improvements required by the state of Texas and EPA regulations to be completed by the end of 1999.

Environmental Remediation Contingency - The majority of the Company's environmental remediation exposure relates to the cleanup of contaminated soil and ground water caused by releases from underground gasoline storage tanks and underground piping systems and claims for third party damages relating to such releases. The Company spent approximately $0.4 million in the first three months of fiscal 1996 on environmental remediation activities as compared to $0.3 million in the same period of fiscal 1995. The Company estimates that it will incur approximately $5.3 million for environmental remediation expenditures through 1999. At September 30, 1995 and June 30, 1995, the accrued environmental liability totalled $19.2 million and $19.6 million, respectively. The actual cost of remediating contaminated sites, removing tanks and settling third party damage claims may be substantially lower or higher than that accrued due to the difficulty in estimating such costs and due to potential changes in the status of regulations and state reimbursement programs. The Company does

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

not believe that any such amount below or in excess of that accrued can be reasonably estimated.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary of Results of Operations - The Company reported net income of $4.8 million ($0.71 per share) and $1.1 million ($0.19 per share) for the three months ended September 30, 1995 and 1994, respectively.

Net income for the three months ended September 30, 1995 includes nonrecurring expense of $1.1 million ($0.6 million, or $0.09 per share, on an after-tax basis) related to professional fees incurred as a result of the unsolicited tender offer received from Circle K. Net income for the three months ended September 30, 1994 includes nonrecurring expense of $1.7 million ($0.9 million, or $0.15 per share, on an after-tax basis) related to the transformation process designed to enhance the Company's focus on customer service and employee effectiveness ("Project Breakthrough").

The following table sets forth selected information regarding the results of the Company's operations during the three months ended September 30, 1995 and 1994:

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                     --------------------------
                                                                                       1995              1994
                                                                                     ---------        ---------
Merchandise sales (millions) (a)  . . . . . . . . . . . . . . . . . . .                $133.0          $133.7
Merchandise gross profit margin (a) . . . . . . . . . . . . . . . . . .                  34.6%           33.8%
Merchandise gross profit (millions) (a) . . . . . . . . . . . . . . . .                $ 46.0          $ 45.2

Gasoline sales (millions) . . . . . . . . . . . . . . . . . . . . . . .                $103.8          $101.6
Gasoline gross profit margin  . . . . . . . . . . . . . . . . . . . . .                  14.8%           14.5%
Gasoline gross profit (millions)  . . . . . . . . . . . . . . . . . . .                $ 15.4          $ 14.7

Total sales (millions)  . . . . . . . . . . . . . . . . . . . . . . . .                $236.8          $235.3
Average gross profit margin . . . . . . . . . . . . . . . . . . . . . .                  25.9%           25.5%
Total gross profit (millions) . . . . . . . . . . . . . . . . . . . . .                $ 61.4          $ 59.9

Average number of stores  . . . . . . . . . . . . . . . . . . . . . . .                   661             707

Average sales per store (thousands):
   Merchandise (a)  . . . . . . . . . . . . . . . . . . . . . . . . . .                $201.2          $189.1
   Gasoline   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 157.0           143.7
                                                                                       ------          ------
      Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $358.2          $332.8

Gasoline gallons sold (millions)  . . . . . . . . . . . . . . . . . . .                  95.2            93.9
Average gasoline gallons sold per gas store (thousands) . . . . . . . .                 158.7           147.4

(a) Merchandise sales include other income from the sale of money orders and lottery tickets, as well as income from pay telephones, automatic teller machines and game machines.

Three Months Ended September 30, 1995 Compared to the Three Months Ended September 30, 1994:

Sales and Gross Profit - Merchandise sales decreased $0.7 million to $133.0 million for the three months ended September 30, 1995 as compared to $133.7 million for the corresponding three month period ended September 30, 1994. On a same-store basis, merchandise sales increased $5.5 million, or 4%, primarily due to increased sales of soft drinks, cigarettes, refrigerated juices and beer. Such increase was offset, however, by a $6.3 million reduction in merchandise sales due to stores that have closed since the prior period.

Merchandise gross profits increased $0.8 million, or 2%, in the first quarter of fiscal 1996 as compared to the first quarter of the prior year. On a same-store basis, merchandise gross profits increased $2.8 million, or 7%, in the first quarter of fiscal 1996 as compared with the same period of the prior year, primarily due to increased profits related to cigarettes, soft drinks and refrigerated juices. Such increase was partially offset by a $2.0 million reduction in merchandise gross profits due to stores that have closed since the prior period. Merchandise gross profit margins increased 0.8 percentage points from 33.8% in the first quarter of fiscal 1995 to 34.6% in the first quarter of fiscal 1996. Merchandise gross profit margins from same-store sales also increased 0.7 percentage points when compared to the prior period.

Gasoline sales increased $2.2 million during the three months ended September 30, 1995 as compared with the same period of the previous year. Gasoline sales volumes on a same-store sales basis increased 5% from the same period last year. The gasoline sales volume increase resulted primarily from the Company's continued emphasis on a volume growth strategy combined with the positive impact from modernizing the Company's gasoline facilities in its Dallas/Fort Worth market.

Gasoline gross profits increased $0.7 million in the first quarter of fiscal 1996 as compared to the same period of fiscal 1995, primarily due to higher gasoline margins and increased sales volumes during the current quarter when compared to the margins and sales volumes during the same quarter of the prior year. Gasoline gross profit margins on a volume basis averaged 16.2 cents per gallon for the first quarter of fiscal 1996 as compared to 15.7 cents per gallon for the same period of the prior year.

An analysis of merchandise sales, gasoline sales and gasoline sales volumes follows (amounts in millions):

                                                                                     Three Months Ended
                                                                                        September 30,
                                                                                  --------------------------
                                                                                    1995              1994
                                                                                  -------            -------
Merchandise Sales: (a)
   Same-stores (b)  . . . . . . . . . . . . . . . . . . . . . . .                 $132.6             $127.1
   New stores   . . . . . . . . . . . . . . . . . . . . . . . . .                    0.1                 -
   Stores closed or sold  . . . . . . . . . . . . . . . . . . . .                    0.3                6.6
                                                                                 -------             ------
                                                                                  $133.0             $133.7
                                                                                  ======             ======
Gasoline Sales:
   Same-stores (b)  . . . . . . . . . . . . . . . . . . . . . . .                 $103.3              $98.0
   New stores   . . . . . . . . . . . . . . . . . . . . . . . . .                    0.4                  -
   Stores closed or sold    . . . . . . . . . . . . . . . . . . .                    0.1                3.6
                                                                                 -------             ------
                                                                                  $103.8             $101.6
                                                                                  ======             ======

Gasoline Gallons:
   Same-stores (b)  . . . . . . . . . . . . . . . . . . . . . . .                   94.7               90.6
   New stores   . . . . . . . . . . . . . . . . . . . . . . . . .                    0.4                 -
   Stores closed or sold  . . . . . . . . . . . . . . . . . . . .                    0.1                3.3
                                                                                 -------             ------
                                                                                    95.2               93.9
                                                                                 =======             ======


(a) Merchandise sales include other income from the sale of money orders and lottery tickets, as well as income from pay telephones, automatic teller machines and game machines.
(b) Represents the 659 stores (597 of which sell gasoline) which opened prior to July 1, 1994 and continued to operate through September 30, 1995.

Operating Expenses - Operating expenses decreased $3.2 million, or 7%, in the first quarter of fiscal 1996 as compared with the same period of fiscal 1995 primarily due to reduced insurance expense resulting from lower estimated costs for the Company's employee insurance programs and credits recorded to adjust the Company's accrued liability for its employee injury insurance programs due to recent more favorable loss experience. Operating expenses as a percentage of total sales decreased to 17.3% for the three months ended September 30, 1995 as compared to 18.8% for the same period of the prior year.

General and Administrative ("G&A") Expenses - G&A expenses for the three months ended September 30, 1995 decreased $1.2 million to $10.2 million as compared to $11.4 million for the three months ended September 30, 1994. G&A expenses for the three months ended September 30, 1995 include $1.1 million related to professional fees incurred as a result of the unsolicited tender offer received from Circle K. G&A expenses for the three months ended September 30, 1994 include $1.7 million related to Project Breakthrough.

Interest Expense - Interest expense decreased approximately $0.2 million in the first quarter of fiscal 1996 as compared to the corresponding period of the prior year due to the decrease in debt outstanding between the periods.

Income Tax Expense - The Company's effective income tax rate of approximately 42% and 49% for the three months ended September 30, 1995 and 1994, respectively, differs from the federal statutory rate primarily because of state income taxes and the inability to deduct for income tax purposes the amortization of Reorganization Value in Excess of Amounts Allocable to Identifiable Assets, offset in part by targeted jobs tax credits in the three months ended September 30, 1994.

Seasonality - Sales and gross profits for the quarter ended September 30, 1995 are not necessarily indicative of the entire fiscal year. The convenience store industry typically experiences higher sales and gross profits during the summer months than during the winter months. Historically, the Company has achieved higher earnings in the first and fourth quarters of its fiscal year, as compared to its second and third quarters.

LIQUIDITY AND CAPITAL RESOURCES

Key balance sheet figures and ratios are presented in the table below (all amounts, excluding ratios are in millions):

                                                            September 30, 1995              June 30, 1995
                                                            ------------------              -------------
Cash and cash equivalents (a) . . . . . . . . . .                  $40.6                       $31.5
Current assets  . . . . . . . . . . . . . . . . .                  $90.0                       $81.5
Current liabilities . . . . . . . . . . . . . . .                  $77.1                       $73.7
Current ratio . . . . . . . . . . . . . . . . . .                    1.17                        1.11
Inventory turn ratios (annualized): . . . . . . .
   Merchandise  . . . . . . . . . . . . . . . . .                   11.7                        11.2
   Gasoline   . . . . . . . . . . . . . . . . . .                   55.1                        55.1
Total debt  . . . . . . . . . . . . . . . . . . .                  $99.3                      $102.3
Stockholders' equity  . . . . . . . . . . . . . .                  $85.4                       $80.0
Debt/Equity ratio . . . . . . . . . . . . . . . .                    1.16                        1.28
Common shares outstanding . . . . . . . . . . . .                    6.1                         6.1
---------------------

(a) Includes $8.4 million and $9.1 million that has been reserved at the Company's option at September 30, 1995 and June 30, 1995, respectively.
     The reserved cash balances are comprised of cash accumulated in trust accounts (at the Company's option) for the payment of payroll, sales and gasoline taxes and state lottery sales proceeds. Also included in the reserved cash balances at September 30, 1995 and June 30, 1995 is cash from the April 29, 1994 transaction with Circle K that has been held in escrow pending the final resolution of collateral-related matters.

Liquidity - Working capital totalled $12.9 million at September 30, 1995 and $7.8 million at June 30, 1995. Cash and cash equivalents were $40.6 million and $31.5 million at September 30, 1995 and June 30, 1995, respectively. The $9.1 million increase in cash is primarily the result of $16.8 million of cash provided by operating activities, which amount was partially offset by $5.3 million of capital expenditures and $3.0 million of debt payments.

Cash provided by (used in) operating activities totalled $16.8 million for the three months ended September 30, 1995 and ($10.8) million for the three months ended September 30, 1994. The $27.6 million increase between the two quarterly periods is primarily due to the timing of working capital items and increased operating income. Of the $3.5 million and $1.1 million recorded as income tax expense for the three months ended September 30, 1995 and 1994, $119,000 and $165,000, respectively, was payable in the year reported, with the remainder reducing the deferred tax asset account as a result of the utilization of net operating losses.

The Company initiated Project Breakthrough in its 94 Dallas/Fort Worth stores during the first three months of fiscal 1995 and, during that period made approximately (i) $0.4 million of capital improvements, (ii) $1.2 million of software development expenditures required for the overall program's implementation, and (iii) $1.7 million of consulting and other related expenditures. The costs associated with the program which were not financed through operating lease transactions were funded by cash generated from operations as well as cash on hand.

Because substantially all of the Company's sales are for cash and because total merchandise inventories are converted to cash approximately once a month (or, in the case of gasoline inventories, approximately once a week), the Company considers its cash flows adequate to satisfy its daily working capital requirements. However, in order to further enhance its liquidity, the Company has a Revolving Credit Agreement which provides for the borrowing and/or issuance of letters of credit in the aggregate of up to $8.0 million, increasing to $11.0 million during the period from November 1 through May 1 of each year. Letter of credit issuances cannot exceed $8.0 million and cash borrowings are limited to the commitment limit less letters of credit outstanding. The facility terminates on September 30, 1996. During the first quarter of fiscal 1996, the Company utilized $4.1 million of the credit agreement for the issuance of a letter of credit.

Capital Resources - The Company incurred $5.3 million of capital expenditures through September 30, 1995 compared to $4.1 million for the corresponding period of the prior fiscal year. During the first three months of fiscal 1996, the capital expenditures consisted of $2.3 million of gasoline dispensing equipment and installation of underground piping required to comply with environmental laws, $1.1 million on new store development, $0.9 million in equipment replacement and store improvements and $1.0 million on miscellaneous projects.

For a discussion of certain long-term bank debt agreement covenants, including limitations on the amount of capital expenditures which can be made by the Company during fiscal 1996 and acceleration of payment obligations in the event of a change of control (as defined), see Note 4. For a discussion of the Company's expenditures with respect to environmental remediation and environmental capital equipment, see Note 5.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


Circle K Tender Offer - As previously reported, the Circle K tender offer referred to in Note 1 of the Notes to Condensed Consolidated Financial Statements has generated litigation in state and federal courts in Delaware. In view of the execution of the Merger Agreement, counsel for the plaintiffs in the active cases have agreed to postpone indefinitely discovery initiatives at trial settings pending completion of the tender offer and merger contemplated therein.

Chapter 11 Claims - The Company is continuing to resolve the proofs of claims received in its Chapter 11 proceedings. As of November 3, 1995, 3,006 proofs of claims had been filed against the Company which had not been withdrawn and which had a stated aggregate value of approximately $345.6 million for the proofs of claim specifying amounts; numerous other proofs of claim do not specify amounts. Of the total, 2,981 claims valued at $296.6 million had been resolved. As of November 3, 1995, the Company is continuing to prosecute objections for the remaining disputed claims. Of the disputed claims, the Company estimates the amount not covered by insurance to be less than $6.0 million. The final resolution of these disputed claims is expected to last for an extended period of time.

All of the outstanding disputed claims are general unsecured claims. Pursuant to the terms of the Plan of Reorganization, a total of 1,616,559 shares of Common Stock were issued to Boatmen's Trust Company as agent for the general unsecured creditors, pending allowance of their respective claims. As of November 3, 1995, Boatmen's had allocated 1,242,971 shares to individual unsecured creditors for resolved claims totalling $41.5 million and had issued the appropriate share certificates. The remaining 373,588 shares will be allocated in the future to the heretofore and hereafter allowed general unsecured claims.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         See Index to Exhibits on Page 23.

b)       Reports on Form 8-K

On August 14, 1995, the Company filed a Current Report on Form 8-K related to
(i) the receipt of an unsolicited acquisition proposal from Circle K whereby Circle K offered to buy all of the Company's Common Stock for $17.00 cash per share (the "Circle K Tender Offer"), (ii) the adoption of an amendment to the Company's Restated By-Laws which provides that any change in the number of directors must be approved by 75% of the stockholders, and (iii) proposals received by the Company to increase the number of directors and additional nominees.

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

On September 15, 1995, the Company filed a Current Report on Form 8-K to describe (i) certain employment agreements and benefit plans of the Company which had been amended and restated, (ii) a Master Agreement for ATM Facilities between the Company and NationsBank of Texas, N.A., and (iii) an Order Providing for Closing Chapter 11 cases which was signed on September 6, 1995. In addition, the Company described and/or updated the status of four lawsuits filed against the Company during the first quarter of fiscal 1996.

On October 30, 1995, the Company filed a Current Report on Form 8-K describing a declaratory judgment action filed by the Company, with respect to a contract relating to automated teller machines, and the answer and counterclaim filed in response thereto.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NATIONAL CONVENIENCE STORES INCORPORATED
                                               (Registrant)





Date  November 14, 1995          /s/  A. J. GALLERANO
                                 ----------------------------------------------
                                 A. J. Gallerano - Senior Vice President,
                                      General Counsel and Secretary





Date  November 14, 1995          /s/ JANICE E. BRYANT
                                 ----------------------------------------------
                                 Janice E. Bryant - Vice President - Controller

           NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES

                               INDEX TO EXHIBITS

EXHIBITS:

*11 Computation of primary and fully diluted earnings per share for the three months ended September 30, 1995 and 1994



*27        Financial Data Schedule





_____________
*Filed Herewith