Form 10-Q
period 1995-12-31
NATIONAL CONVENIENCE STORES INC /DE/
filed 1996-02-20
CIK 314662

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                            _______________

                              FORM 10-Q
                            _______________

            X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended December 31, 1995

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

                                  Yes   X    No___

At February 14, 1996, the number of shares of Common Stock outstanding was 100, all of which are owned by Diamond Shamrock Refining and Marketing Company, a wholly-owned subsidiary of Diamond Shamrock, Inc., a reporting company under the Securities Exchange Act of 1934, as amended.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

               NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                  (Amounts in thousands, except per share amounts)

                                                         Three Months Ended
                                                             December 31,
                                                         1995        1994(1)

Sales                                                    $217,638     $220,504

Costs and Expenses:
  Cost of sales                                           165,880      162,714
Operating expenses                                         38,415       43,149
General and administrative expenses                        10,893       10,255
Gain on sale of assets                                            -       (161)
                                                          215,188      215,957

Operating Income                                            2,450        4,547

Other Income (Expense):
  Interest expense                                         (1,953)      (2,400)
Interest income                                               260          380
Non-recurring expenses arising from the acquisition
     of the Company and revaluation of assets and
     liabilities pursuant to accounting for the
     transaction as a purchase.                           (70,860)          -
Income (Loss) Before Income Tax Expense                   (70,103)       2,527

Income Tax Expense (Benefit)                              (25,816)         909

Net Income (Loss)                                        $(44,287)    $  1,618

Earnings (Loss) Per Share                                $  (6.91)    $   0.27

Weighted Average  Number of Shares Outstanding              6,408        6,050

   (1) Restated to conform to presentation used for three months ended December 31,1995.

See Notes to Condensed Consolidated Financial Statements.

             NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                          Six Months Ended
                                                             December 31,
                                                           1995     1994(1)

Sales                                                   $ 454,430    $ 455,785

Costs and Expenses:

  Cost of sales                                           341,301      338,218
Operating expenses                                         79,481       87,208
General and administrative                                 21,083       21,703
Gain on sale of assets                                          -         (161)
                                                          441,865      446,968

Operating Income                                           12,565        8,817

Other Income (Expense):
  Interest expense                                         (4,089)      (4,780)
Interest income                                               579          722
Non-recurring expenses arising from the acquisition
    of the Company and revaluation of assets and
    liabilities pursuant to accounting for the
    transaction as a purchase                             (70,860)         -
Income (Loss) Before Income Tax Expense                   (61,805)       4,759

Income Tax Expense (Benefit)                              (22,348)       1,998

Net Income (Loss)                                       $ (39,457)    $  2,761

Earnings (Loss) Per Share                               $   (6.32)    $   0.46

Weighted Average Number of Shares Outstanding               6,242        6,050

     (1) Restated to conform to presentation used for six months ended December 31,1995.

     See Notes to Condensed Consolidated Financial Statements.

              NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except per share amounts)

                                                      December 31,    June 30,
                                                        1995          1995(1)
                                                      (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents, $685 and $9,093
    reserved                                        $  18,301      $  31,375
Accounts receivable, net                                5,369          5,418
Inventories                                            35,176         36,555
Prepaid expenses                                        3,530          2,518
Deferred tax asset                                      4,733          5,610
Total Current Assets                                   67,109         81,476

Property and Equipment, net of Accumulated
  Depreciation                                        141,395        156,751

Other Assets:
  Reorganization value in excess of amounts
    allocable to identifiable assets, net                 -           23,939
  Excess of cost over acquired net assets              160,092
  Deferred tax asset, net                               26,629          5,620
Other assets, net                                       11,327         16,538
Total Other Assets                                     198,048         46,097
                                                     $ 406,552      $ 284,324

LIABILITIES AND STOCKHOLDERS  EQUITY
Current Liabilities:
  Accounts payable and accrued expenses              $  81,235      $  61,625
Current portion of long-term debt                        2,979         12,061
Total Current Liabilities                               84,214         73,686

Long-Term Debt                                         166,335         90,256
Other Long-Term Liabilities                             40,557         40,342

Stockholders  Equity:
  Common Stock, par value $.01 per share;
    50,000,000 shares authorized; 0 and
    6,050,075 shares issued and outstanding                  -             61
Common Stock, par value $.01 per share;
    8,215,000 and 0 shares issued and outstanding           82              -
Additional paid-in capital                             115,763         63,463
Retained earnings                                        (399)         16,516
Total Stockholders Equity                              115,446         80,040
                                                      $406,552       $284,324

     (1)  Restated to conform to presentation for December 31, 1995.

See Notes to Condensed Consolidated Financial Statements.

                   NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                    (Dollars in thousands)
                                                              Six Months Ended
                                                                December 31,
                                                               1995     1994

Cash Flows From Operating Activities:
  Net income (Loss)                                        $ (39,457)  $ 2,761
Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                            8,505     7,124
    Deferred income taxes                                    (20,038)    1,669
Non-recurring expenses arising from the acquisition
    of the Company and revaluation of assets and
    liabilities pursuant to accounting for the
    transaction as a purchase                                 70,860        -
 Other, net                                                    1,322       366
Changes in operating assets and liabilities:
    Increase in accounts and notes
      receivable and prepaid expenses                         (3,564)    3,721
  Decrease in inventories                                       (519)    3,006
Increase (decrease) in accounts payable and
      accrued expenses                                        (6,660)   (3,882)
  Increase in income taxes                                    (2,393)      138
Net cash provided by (used in) operating activities            8,056    14,903

Cash Flows From Investing Activities:
  Capital expenditures                                        (8,950)  (13,576)
Other, net                                                   (10,778)    2,619
Net cash used in investing activities                        (19,728)  (10,957)

Cash Flows From Financing Activities:
  Principal payments on long-term debt                       (40,308)   (7,052)
Increase in long-term debt                                     34,900        -
Proceeds from issuance of common stock                          4,006        -
Net cash used in financing activities                          (1,402)  (7,052)

Net Increase (Decrease) in Cash and Cash Equivalents          (13,074)     630
Cash and Cash Equivalents - Beginning of period                31,375   41,142

Cash and Cash Equivalents - End of period                    $ 18,301 $ 41,772

Supplemental Cash flow Information:
  Interest paid                                              $  4,096 $  4,944
Income taxes paid, net                                       $     40 $    193

(1) Restated to conform to presentation used for six months ended December 31, 1995

See Notes to Condensed Consolidated Financial Statements.

             NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

The consolidated financial statements as of December 31, 1995 and for the three months and six months ended December 31, 1995 and 1994 are unaudited, but in the opinion of National Convenience Stores Incorporated (the "Company"), all adjustments (consisting only of normal accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position, and consolidated cash flows at the date and for the periods indicated have been included.

The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the current year presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995 (the "1995 Form 10-K").

1.   Acquisition Transaction

On November 8, 1995, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Diamond Shamrock, Inc. ("Diamond Shamrock") and Shamrock Acquisition Corp., a wholly owned indirect subsidiary of Diamond Shamrock ("SAC"). Pursuant to the Merger Agreement, SAC was merged with and into NCS on December 18, 1995 (the "Merger"). For a full discussion of the events leading up to the Merger and Merger Agreement, reference is made to the 1995 Form 10-K and to the Current Report on Form 8-K filed by the Company on December 29, 1995.
Merger Agreement - As a result of the acquisition of the Company by Diamond Shamrock, the Company recorded certain non-recurring expenses, including employee severance and relocation costs, payments under employment contracts, buyout of stock options, investment banker fees, and other costs relating to the change in control. The Company also revalued its assets and liabilities in accordance with the accounting rules applicable to a transaction recorded as a purchase. The net of these adjustments is a $70.9 million reduction in the value of Company net assets, less income tax benefit of $26.4 million.

The total amount of funds required by SAC to acquire the entire equity interest in the Company, including the purchase of the outstanding shares of Common Stock, par value $.01 per share (the "Shares") and of the outstanding warrants to purchase Shares (the "Warrants") pursuant to the Offer and the payment for Shares and Warrants converted into the right to receive cash pursuant to the Merger and related expenses, was approximately $182.2 million. The total purchase cost exceeded the value of net assets by $160.5 million, which amount will be amortized over a 20-year period.

2.   Long-term Debt

Immediately following the acquisition of a controlling interest in the Company's common stock by Diamond Shamrock, all amounts owed under the Company's Term Loan and revolving credit agreements were paid and the agreements were cancelled.
The Company also paid approximately $2.4 million on mortgage loans, including interest and early payment penalties. The Company issued a $34.9 million note payable to a subsidiary of Diamond Shamrock payable on December 14, 2000 bearing an interest rate of 5.91% per annum.

Effective December 28, 1995, the Company declared a dividend in the amount of $66.4 million, which was paid by delivery of a promissory note in that amount payable December 28, 2000 bearing interest at 5.91%.

3.  Income Taxes

The Company will file a federal income tax return for the fiscal year ended June 30, 1995 no later than March 15, 1996. Because of the acquisition of control of the Company by Diamond Shamrock on December 14, 1995, the Company will be required to file a short period tax return for the period from July 1, 1995 to December 13, 1995. For the period December 14, 1995 to December 31, 1995, the Company will participate in the consolidated federal income tax return of Diamond Shamrock for the calendar year 1995.

Any unused net operating loss and tax credit carry-forwards of the Company as of December 13, 1995 will be available to be used by Diamond Shamrock, subject to the limitations of Section 382 of the Internal Revenue Code. The amount of those carry-forwards available at December 31, 1995 will be reported in the annual report on Form 10-K to be filed by Diamond Shamrock as of and for the year ended December 31, 1995 (the "Diamond Shamrock Form 10-K").

4.  Commitments and Contingencies

Reference is made to Note 11 of the Notes to Consolidated Financial Statements contained in the 1995 Form 10-K for a complete discussion of the Company's commitments and contingencies at June 30, 1995. Disclosure of all material commitments and contingencies as of December 31, 1995 will be included in the Diamond Shamrock Form 10-K.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Event - On November 8, 1995, the Company entered into a Merger Agreement with Diamond Shamrock and SAC. Pursuant to the Merger Agreement, SAC was merged with and into the Company on December 18, 1995 (the "Merger"). As a result of the Merger, Diamond Shamrock presently owns all of the outstanding shares of the common stock of the Company. The Company also has outstanding approximately 50,000 Warrants. Following the Merger, the Warrants no longer represent the right to receive common stock of the Company. The Warrants represent the right to receive $27.00 in cash from Diamond Shamrock upon payment of the $17.75 exercise price.

Since December 18, 1995, the Company has been a wholly-owned indirect subsidiary of Diamond Shamrock. The results of the Company's operations on and after December 14, 1995 (the date on which Diamond Shamrock acquired effective control) will be reflected in the consolidated financial statements of Diamond Shamrock, which statements are prepared on the basis of a calendar year period.

Results of Operations - The Company reported a net loss of $44.3 million ($6.91 per share) for the quarter ended December 31, 1995 compared with net income of $1.6 million ($0.27 per share) for the same period in 1994.

There were no material differences between the two periods with regard to total net sales or total operating expenses. The only significant difference affecting the two periods' results arose from recording the acquisition of the Company by Diamond Shamrock. As a result of the acquisition, the Company recorded certain non-recurring expenses, including employee severance and relocation costs, payments under employment contracts, buyout of stock options, investment banker fees and other costs relating to the change in control. The Company also revalued its assets and liabilities in accordance with the accounting rules applicable to a transaction recorded as a purchase. The net of the expenses and revaluation is a $70.9 million reduction in the Company's net asset values, less income tax benefit of $26.4 million.

The Company reported a net loss of $39.5 million ($6.32 per share) for the six months ended December 31, 1995 compared with net income of $2.8 million ($0.46 per share) for the same period in 1994.

There were no material differences between the periods with regard to total net sales or total operating expenses. The only significant difference affecting the two periods' results arose from recording the acquisition of the Company by Diamond Shamrock. As a result of the acquisition, the Company recorded certain non-recurring expenses, including employee severance and relocation costs, payments under employment contracts, buyout of stock options, investment banker fees and other costs relating to the change in control. The Company also revalued its assets and liabilities in accordance with the accounting rules applicable to a transaction recorded as a purchase. The net of the expenses and revaluation is a $70.9 million reduction in the Company's net assets, less income tax benefit of $26.4 million.

Liquidity and Capital Resources

Key balance sheet figures and ratios are presented in the table below (all amounts, excluding ratios are in millions):

                                         December 31, 1995       June 30, 1995

Cash and cash equivalents(a)                    $ 18.3               $ 31.4
Current assets                                  $ 67.1               $ 81.5
Current liabilities                             $ 84.2               $ 73.7
Current ratio                                      0.8                  1.11
Inventory turn ratios (annualized):
  Merchandise                                     11.2                 11.2
  Gasoline                                        56.3                 55.1
Total debt                                      $169.3               $102.3
Stockholders' equity                            $115.4               $ 80.0
Debt/Equity ratio                                  1.47                 1.28
Common shares outstanding                          8.2                  6.1
_____________________

    (a) Includes $0.7 million and $9.1 million that has been reserved at December 31, 1995 and June 30, 1995, respectively. Included in the reserved cash balances at December 31, 1995 and June 30, 1995 is cash from the April 29, 1994 transaction with Circle K that has been held in escrow pending the final resolution of collateral-related matters. Also included in the reserved cash balances at June 30, 1995 is cash accumulated in trust accounts (at the Company's option) for the payment of payroll, sales and gasoline taxes and state lottery sales proceeds.

Liquidity - As a wholly owned subsidiary of Diamond Shamrock, the Company will rely on Diamond Shamrock and its consolidated subsidiaries to provide funds for current operating expenses, as well as for capital expenditures. It is anticipated that any new sources of funds for the Company from non-related lenders or from equity sources will be arranged by Diamond Shamrock.

Capital Resources - The Company incurred $9.0 million of capital expenditures through December 31, 1995 compared to $13.6 million for the corresponding period of the prior fiscal year. During the first six months of fiscal 1996, the capital expenditures consisted of $3.2 million for gasoline dispensing equipment and installation of underground piping required to comply with environmental laws, $2.3 million for new store development, $2.3 million in equipment replacement and store improvements and $1.2 million for miscellaneous projects.
                         PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

Circle K Tender Offer. All proceedings pending in the Delaware Court of Chancery and in Delaware District Court in connection with the cash tender offer by The Circle K Corporation to purchase all of the Company's outstanding common stock, as previously reported, have been dismissed, with the exception of Thomas J. McKula v. William K. Wilde, et. al., CA 14481, pending in the Court of Chancery of the State of Delaware, in and for New Castle County. The only unresolved matter in that case relates to plaintiff's asserted right to reimbursement for legal expenses incurred in connection with the case.

ITEM 2.   Change in Securities

The Company's Restated Certificate of Incorporation, defining and governing certain rights existing in connection the Company's common stock, par value $.01 per share, was amended and restated effective January 8, 1996, to reduce the number of shares of common stock the Company is authorized to issue; to eliminate the Company's authority to issue preferred stock; to eliminate super-majority voting requirements with respect to amendment of the Company's certificate of incorporation, the merger of the Company, the conveyance of substantially all of the Company's assets, the dissolution of the Company, and the revocation of the dissolution of the Company; to eliminate certain requirements that the approval of the Company's Board of Directors be obtained for purchase of over 5% of the Company's outstanding common stock or that such purchaser conduct a tender offer under the Securities Exchange Act of 1934 to purchase at least 2/3 of such stock followed by a back-end merger in which non-tendering shareholders would receive consideration equal to that received by tendering shareholders; to eliminate certain rights of "appraisal" with respect to the Company's common stock; and to eliminate certain provision providing for the classification of the Company's Board of Directors.

The Company's Restated Bylaws were amended and restated effective January 8, 1996 to eliminate certain provisions governing nominations for election to the Company's Board of Directors, and to eliminate certain requirements for shareholder approval of amendments to Bylaw provisions.

Certain rights to purchase preferred stock which were outstanding and exercisable in connection with the Company's common stock, par value $.01 per share, were redeemed effective January 3, 1996.

ITEM 6.   Exhibits and Reports on Form 8-K

a)   Exhibits

     2.1 Agreement and Plan of Merger dated November 8, 1995, among Diamond Shamrock, Inc., Shamrock Acquisition Corp., and National Convenience Stores, Incorporated (incorporated by reference to Exhibit 1 to the Company's Schedule 14D-9 Solicitation/Recommendation Statement filed with the Securities and Exchange Commission on November 14, 1995)

     3.1 Amended and Restated Certificate of Incorporation of National Convenience Stores Incorporated

     3.2  Amended and Restated Bylaws of National Convenience Stores
          Incorporated

    27.1  Financial Data Schedule

b)   Reports on Form 8-K

On October 30, 1995, the Company filed a Current Report on Form 8-K describing a declaratory judgment action filed by the Company, with respect to a contract relating to automated teller machines, and the answer and counterclaim filed in response thereto.

On December 29, 1995, the Company filed a Current Report on Form 8-K describing the merger of a wholly-owned subsidiary of Diamond Shamrock, Inc. with and into the Company.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NATIONAL CONVENIENCE STORES INCORPORATED
                                       (Registrant)



Date  February 20, 1996       /s/ Gary E. Johnson
                              Gary E. Johnson - Vice President and Controller

             NATIONAL CONVENIENCE STORES INCORPORATED AND SUBSIDIARIES

                               INDEX TO EXHIBITS


EXHIBITS:

   2.1 Agreement and Plan of Merger dated November 8, 1995, among Diamond Shamrock, Inc., Shamrock Acquisition Corp., and National Convenience Stores, Incorporated (incorporated by reference to Exhibit 1 to the Company's Schedule 14D-9 Solicitation/Recommendation Statement filed with the Securities and Exchange Commission on November 14, 1995)

   3.1 Amended and Restated Certificate of Incorporation of National Convenience Stores Incorporated

   3.2  Amended and Restated Bylaws of National Convenience Stores Incorporated

  27.1  Financial Data Schedule

W4003.TW